Form 10-K
period 2007-12-31
Goldpoint Resources, Inc.
filed 2008-03-31
CIK 1419886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Commission File Number:  333-148036

________________

GOLDPOINT RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	75-3250686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 South Fairfax Avenue #A11-123, Los Angeles, CA 90036

(Address of principal executive offices, including zip code)

(213) 590-7249

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.001 par value per share

Title of class	Name of each exchange on which registered
Common Stock. $0.001 par value per share	None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☒   No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒   No ☐

As of December 31, 2007, the Registrant had outstanding 2,100,000 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated herein by reference:  registration statement and exhibits thereto filed on Form SB-2 December 13, 2007 are incorporated by reference within Part I and Part II herein.

INDEX
GOLDPOINT RESOURCES, INC.

PART I.

Cautionary Note

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the timing of the introduction of our services, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding revenue, expected domestic revenue growth rates for fiscal 2008, gross margins and our prospects for fiscal 2008. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

        Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. We assume no obligation to update any forward-looking statements.

        References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "GoldPoint "we," "our," “GRI,” and "us" refer to GoldPoint Resources, Inc., its predecessor and their respective subsidiaries, unless the context otherwise requires, and (ii)"franchise agents" refer to the Company's franchisees in their roles as limited agents of the Company in recruiting job applicants, soliciting job orders, filling those orders and assisting with collection matters upon request, but otherwise refer to the Company's franchisees in their roles as independent contractors of the Company.

        Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by GRI with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by Friendly with the SEC may also be obtained from GoldPoint Resources, Inc. by directing a request to GoldPoint, Attention:  Patrick Orr, President and Chief Executive Officer, 110 South Fairfax Avenue #A11-123, Los Angeles, CA 90036; (213) 590-7249.

ITEM 1.      BUSINESS.

General

Company History

GoldPoint is an exploration stage company that was incorporated on June 29, 2007, in the state of Nevada. GoldPoint has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, GoldPoint has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and GoldPoint has no subsidiaries.  Our fiscal year end is December 31st.

Business Development

We intend to commence operations as an exploration stage company and engage in the exploration of mineral properties with a view to exploiting any mineral deposits we discover.  We own an option to acquire an undivided 100% beneficial interest in a mineral claim in the Eldorado Canyon Mining District, located in Clark County, Nevada due south of Nelson, Nevada. There is no assurance that a commercially viable mineral deposit exists on the claims.  We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

Mineral property exploration is typically conducted in phases.  Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration.  We have not yet commenced the initial phase of exploration on the claims.  Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program.  Our director will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

Our plan of operation is to conduct exploration work on the claim in order to ascertain whether it possesses economic quantities of gold, silver, copper and nickel.  There can be no assurance that an economic mineral deposit exists on the claims until appropriate exploration work is completed.  Even if we complete our proposed exploration programs on the claims and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

As of December 31, 2007, GoldPoint has raised $5,000 through the sale of common stock.  There have been no other sales of stock or other proceeds received by the Company.  GoldPoint filed a registration statement on Form SB-2 on December 13, 2007, which was deemed effective on December 28, 2007.  The Company plans to offer its common stock to the public through this registration statement to fund the initial developments of the Company.  However, there can be no guarantee or assurance that the Company will be able to sell its common stock to the public and raise adequate funds. If it is unable to raise proceeds from this offering the business will fail and any investment made into the Company would be lost.

Business of Issuer

GoldPoint Claim Purchase/Option Agreement

On August 30, 2007, (“the Company”) entered into an Option to Purchase Agreement with Patrick Orr, our officer and director, who is the sole beneficial owner of 100% of the mineral claim identified as PAT #1 Lode Claim, Clark County, Eldorado Mining District.  The claim is in NE ¼ Section 15 T26S R64E.  The agreement grants the Company the exclusive right and option to acquire an undivided 100% of the right, title and interest in and to the claims upon satisfying certain terms and conditions.

The option to acquire the claim is contingent on the Company incurring exploration costs on the claims of a minimum of $10,000 on or before September 30, 2008; as well as the Company incurring exploration costs on the claims of a further $25,000 (for aggregate minimum exploration costs of $32,000) on or before September 30, 2009.  Upon exercise of the option, the Company agrees to pay the seller, Patrick Orr, our officer and director, the sum of $25,000 per annum, commencing January 1, 2010, for so long as the Company holds any interest in the claims.

Location, Access and Description

The claim is part of the Eldorado Canyon Mining District, which is located in the southern portion of the Eldorado Mountains and along the northern end of the Opal Mountains.  The small town of Nelson, Nevada is in the center of the mining district.  Nelson is approximately twenty-six miles (paved road) south of Boulder City, Nevada, and six miles west of the Colorado River.  Elevations in the area range from approximately 1,500 feet to 3,500 feet above sea level.  The property is accessed directly due south from Nelson, Nevada by a well-maintained gravel road which leads Claim.

The climate is characterized by very hot and dry summers and warm mild winters.  From June through September the average temperatures 90 to 100+ F to 70-80 F with less than an inch of rainfall.  The remaining portion of the year temperatures range from high 80’s to the low 40’s F with minimal precipitation.  The terrain is rocky with few vegetation and many rock outcroppings.

Title to the Mineral Claims

The claim is approximately 1500 feet long and 600 feet wide, such that 750 feet are claimed in a Easterly direction and 750 feet in a Westerly direction from the point of discovery (monument of location), at which the Notice of Location was posted, together with 300 feet on each side of the monument of location and center line of the Claim the general course of the lode or vein is from the East to the West.

A “mineral claim” refers to a specific section of land over which a title holder owns rights to explore the ground and subsurface, and extract minerals.  Title to the claim is registered in the name of Patrick Orr, our President.  The Company has an option to purchase the claim (see page 18 for further explanation of the option agreement).

Claim details are as follows:	Lode Mining Claim:	PAT #1

	Original Issue Date:	August 2007

	Granting Authority:	Nevada Division of Minerals

A mineral exploration license is issued for one year.  In order to maintain the claims, Mr. Orr must pay a fee of approximately $1,500 per year, or we must perform work on the claims. As long as the fees are paid, no work has to be performed to maintain the claims in good order.  Mr. Orr can renew the claims indefinitely by paying the annual fees.  The renewal fees may increase in the future. Mr. Orr will not cause the claims to expire as a result of not renewing the same or failing to perform work on the claim, provided mineralized material is found.  In the event that our exploration program does not find mineralized material, Mr. Orr will allow the claims to expire and we will cease activities.  Mr. Orr will personally bear the cost to maintain the claims.

Mineralization

The area of the claim has intrusive and intruded rock masses mingled in chaotic assemblage with intrusive rock identified including quartz, quartz monzonite, diorite, andesite and rocks of finer grain with varied compositions.

Exploration History

This area has undergone several regional mapping studies, partly because of its considerable history of exploration.  The Eldorado Canyon Mining District is one of the oldest in Nevada.  Mining began in the area in 1857 with the discovery of gold ore on the Eldorado Rand property.  In 1862 the Southwestern Mining Co. erected a 15-stamp chlorination mill at the mouth of Eldorado Canyon and the Colorado River and subsequently ran most of the mines on the area until 1897, when most of these mines where either sold or leased.  Since 1900 only two mines have been in chief production (Techatticup and Eldorado Rand Mines-located northeast of the Claim.)  Recorded production for the area included gold, silver, copper, and lead with very little information on the amounts mined and total values thereof.  PAT #1 claim has no specific details regarding any exploration on the property.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally, and in Nevada specifically.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken.  The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater.  Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

1.	Water discharge will have to meet water standards;
2.	Dust generation will have to be minimal or otherwise re-mediated;
3.	Dumping of material on the surface will have to be re-contoured and re-vegetated;
4.	An assessment of all material to be left on the surface will need to be environmentally benign;
5.	Ground water will have to be monitored for any potential contaminants;
6.	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
7.	There will have to be an impact report of the work on the local fauna and flora.

Please see RISK FACTORS described herein.

Plan of Operation

This section of the 10-K Annual Report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up exploration stage company.  We have not yet generated or realized any revenues from business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. This is because we have not generated any revenues and no revenues are anticipated until we begin exploration and mining activities. Accordingly, we must raise proceeds from sources other than operations.  Our only source for cash at this time is investments by others in the Company’s common stock.  The Company has an effective Registration Statement whereby the Company is offering 5,000,000 common shares at a price of $0.02 per share with total proceeds of $100,000.

We must raise proceeds within the next three months in order to continue as a going concern.  The minimum amount of funds raised from the offering that we feel will allow us to implement our business strategy is $25,000.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. GoldPoint was incorporated in the State of Nevada on June 29, 2007; we are an exploration stage company we plan to engage in the exploration of mineral properties with a view to exploiting any mineral deposits we discover.  We own an option to acquire an undivided 100% beneficial interest in a mineral claim in the Eldorado Canyon Mining District, located in Clark County, Nevada due south of Nelson, Nevada. There is no assurance that a commercially viable mineral deposit exists on the claims. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and implementation of our business strategies. (See "Risk Factors").

Readers will note that GoldPoint has already raised a total of $5,000 from the sale of stock.  As of December 31, 2007, GoldPoint had a balance (less outstanding checks) of $4,990 in cash with liabilities of $3,745.   The Company will be required to raise additional funds in order to pay the fees associated with maintaining its status as a reporting company, as defined under the Securities Act of 1934 and fund the above costs associated with its business strategy.  The Company will need to raise a minimum of $5,000 within the next three months in order to pay the legal, auditing, and filing fees required maintaining its reporting status.

We are seeking equity financing though the registration statement filed on Form SB-2; deemed effective on December 28, 2007 in order to provide for the capital required to initiate the business plan.  Equity financing could result in additional dilution to existing shareholders. There is no assurance we will receive the required financing to complete our business strategies.  Even if we are successful in raising proceeds from the offering we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

GoldPoint has no plans to undertake product research and development during the term covered herein. There are also no plans or expectations to purchase or sell any plant and or significant equipment in the first year of operations.

Employees

Other than GoldPoint’s’ Director and Executive Officer who is currently donating his time to the development of the Company, there are no employees of the Company. GoldPoint has no intention to hire employees until the business has been successfully funded.

Employment Agreements

There are no employment agreements.

ITEM 1A    RISK FACTORS

Factors Affecting Future Operating Results

This Annual Report on Form 10-K contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information, except as required by applicable laws and regulations. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

Investing in our securities involves a high degree of risk. The following risk factors, issues and uncertainties should be considered when evaluating our future prospects. In particular, please consider these risk factors when reading "forward-looking" statements which appear throughout this report. Forward-looking statements relate to our expectations for future events and time periods. Generally, words such as "expect," "intend," "anticipate" and similar expressions identify forward-looking statements. Each of these forward-looking statements involves risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Any one of the following risks could harm our operating results or financial condition and could result in a significant decline in value of an investment in us. Further, additional risks and uncertainties that have not yet been identified or which we currently believe are immaterial may also harm our operating results and financial condition.

PLEASE CONSIDER THE FOLLOWING RISK FACTORS CAREFULLY PRIOR TO INVESTING IN OUR COMMON STOCK.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue activities in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

Our management has no technical training and no experience in mineral activities and consequently our activities, earnings and ultimate financial success could be irreparably harmed.

Our management has no technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, management may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our activities, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in the industry.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities.

We were incorporated on June 29, 2007 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As of December Our net loss since inception is $4,755 this includes $3,745 of liabilities and $1,000 allocating in common stock for services rendered.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon

-our ability to locate a profitable mineral property;

-our ability to generate revenues; and

-our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

Because we will have to spend additional funds to determine if we have a reserve, if we are not able to raise additional proceeds we will have to cease operations and you would lose your entire investment.

Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.  If we do not have the funds to accomplish further drilling investors would lose their entire investment.

Because one existing stockholder owns a majority of the outstanding common stock, future corporate decisions will be controlled by this person, whose interests may differ from the interests of other stockholders, and may be adverse to those other shareholders' interests.

Currently, our sole Officer and Director own approximately 95% of the outstanding shares of the Company.  If we are successful in selling all the shares in this Offering, the sole Officer and Director will own approximately 28% of the outstanding shares of common stock. Accordingly, he will have significant influence in determining the outcome of all corporate transactions, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of this stockholder may differ from the interests of the other stockholders, and they may make decisions, as a stockholder, with which the other stockholders may not agree. Such decisions may be detrimental to GoldPoint' business plan and/or operations and they may cause the business to fail.

Because we currently have limited funds available, we may have to limit our exploration activity which would likely result in a complete loss of your investment.

Because of the size of our company and the limited amount of proceeds available to us, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing reserve may go undiscovered. Without a reserve, we cannot generate revenues and you will lose your investment.

We may not have access to all of the materials we need to begin exploration which could cause us to delay or suspend activities.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Because GoldPoint' success is dependent on current management, who may be unable to devote sufficient time to the development of GoldPoint' business plan, which could cause the business to fail.

GoldPoint is heavily dependent on the extensive industry experience that our sole Officer and Director, Patrick Orr, brings to the company. If something were to happen to him, it would greatly delay its daily operations until further industry contacts could be established. Furthermore, there is no assurance that suitable people could be found to replace Mr. Orr. In that instance, GoldPoint may be unable to further its business plan.

Additionally, Mr. Orr is employed outside of GoldPoint.  Mr. Orr has been and continues to expect to be able to commit approximately 10 hours per week of his time, to the development of GoldPoint' business plan in the next twelve months. If management is required to spend additional time with his outside employment, he may not have sufficient time to devote to GoldPoint, and, GoldPoint would be unable to develop its business plan.

Because title to the property is held in the name of another person, if he transfers the property to someone other than us, we will cease activities.

Title to the property upon which we intend to conduct exploration activities is not held in our name. Title to the property is recorded in the name of Mr. Orr. If Mr. Orr transfers the property to a third person, the third person will obtain good title and we will have nothing. If this should occur, we will subsequently not own any property and we will have to cease all exploration activities.

If we complete a financing through the sale of additional shares of our common stock in the future, then shareholders will experience dilution.

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of common stock will result in dilution of equity ownership to existing shareholders. This means that if we sell shares of our common stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding. To raise additional capital we may have to issue additional shares, which may substantially dilute the interests of existing shareholders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments.

Because there is currently no public trading market for our common stock, you may not be able to resell your stock.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system to resell your shares.

There is currently no market for GoldPoint' common stock, but if a market for our common stock does develop, our stock price may be volatile.

There is currently no market for GoldPoint' common stock and there is no assurance that a market will develop. If a market develops, it is anticipated that the market price of GoldPoint' common stock will be subject to wide fluctuations in response to several factors including:

The ability to complete the development of GoldPoint’s anticipated exploration plan;

The market price of the commodities Goldpoint anticipates exploring and mining; and

The ability to hire and retain competent personal in the future.

While GoldPoint expects to apply for listing on the OTC Bulletin Board (OTCBB), we may not be approved, and even if approved, we may not be approved for trading on the OTCBB; therefore shareholders may not have a market to sell their shares, either in the near term or in the long term, or both.

We can provide no assurance to investors that our common stock will be traded on any exchange or electronic quotation service. While we expect to apply to the OTC Bulletin Board, we may not be approved to trade on the OTCBB, and we may not meet the requirements for listing on the OTCBB.  If we do not meet the requirements of the OTCBB, our stock may then be traded on the "Pink Sheets," and the market for resale of our shares would decrease dramatically, if not be eliminated.

GoldPoint has limited financial resources at present, and proceeds from the offering may not be used to fully develop its business.

GoldPoint has limited financial resources at present; as of December 31st it had $4,990 of cash on hand with liabilities of $3,745.   If it is unable to develop its business plan, it may be required to divert certain proceeds from the sale of GoldPoint' stock to general administrative functions. If GoldPoint is required to divert some or all of proceeds from the sale of stock to areas that do not advance the business plan, it could adversely affect its ability to continue by restricting the Company's ability to become listed on the OTCBB; advertise and promote the Company and its products; travel to develop new marketing, business and customer relationships; and retaining and/or compensating professional advisors.

Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are penny stocks are covered by section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

These risk factors, individually or occurring together, would likely have a substantially negative effect on GoldPoint' business and would likely cause it to fail.

FORWARD LOOKING STATEMENTS

This prospectus contains forward-looking statements that involve risks and uncertainties. GoldPoint uses words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced as described in this Risk Factors section and elsewhere in this prospectus.

ITEM 2.      PROPERTIES.

We own an option to the mineral exploration rights relating to the two mineral claims in the Bluebird claim group (See “GoldPoint Claim Purchase/Option Agreement” above).  We do not own any real property interest in the claims or any other property.

The current address for the Company is 110 South Fairfax Avenue #A11-123, Los Angeles, CA 90036 Phone (213)590-7249, Fax (323)933-2324.

Other than the claim option agreement described above, GoldPoint does not have any investments or interests in any real estate.

ITEM 3.	LEGAL PROCEEDINGS.

GoldPoint Resources, Inc. is not currently a party to any legal proceedings. GoldPoint' agent for service of process in Nevada is:   InCorp Services, 3155 East Patrick Lane, Suite 1, Las Vegas Nevada 89120

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of date of this 10K the Company has 2,100,000 common shares issued and outstanding.  2,000,000 of these shares are held by the sole officer and director and 100,000 shares are held by Jameson Capital, LLC.  All of these shares are Restricted under Rule 144.  There is currently no market for GoldPoint’s common stock.  The Company plans seek quotation of its common stock on the OTC bulletin Board for its Common Stock, as such; investors in our common stock would experience difficulty in selling their shares.  Please see, “RISK FACTORS” contained herein.

Sales of Unregistered Securities.    We have sold securities within the past three years without registering the securities under the Securities Act of 1933 on two separate occasions.

On August 30, 2007 GoldPoint issued 2,000,000 shares of common stock for total consideration of $5,000.00 to Patrick Orr, current officer and director of the Company. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

On August 30, 2007 GoldPoint issued 100,000 shares of common stock to Jameson Capital, LLC for services rendered to it. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

Sales of Registered Securities.  None.

Please note that on December 28, 2007 the Company’s registration statement filed on Form SB-2 was deemed effective.  The Company registered 5,000,000 common shares to be sold to the public at a price of $0.02 per share. As of the date of this reporting period no shares have been sold through this registration statement.

Issuer Purchases of Equity Securities.    None during the Fiscal Year 2007.

Dividends.    We did not declare or pay dividends during the Fiscal Year 2007.

ITEM 6.	SELECTED FINANCIAL DATA.

Summary of Financial Data

As of December 31, 2007

Revenues	$0

Operating Expenses	$(4,755)

Earnings (Loss)	$(4,755)

Total Assets	$4,990

Working Capital	$1,245

Shareholder’s Equity	$1,245

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of GoldPoint Resources, Inc. . This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Cautionary Statement

This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements. Except for the historical information contained herein, the matters discussed should be considered forward-looking statements and readers are cautioned not to place undue reliance on those statements. The forward-looking statements in this discussion are made based on information available as of the date hereof and are subject to a number of risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those expressed or implied in the forward-looking statements and to be below the expectations of public market analysts and investors. These risks and uncertainties include, but are not limited to, those discussed in "Item 1A.—Risk Factors" under the heading "Factors Affecting Future Operating Results". The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2007.

Executive Overview

Fiscal 2007 the focus of the Company was primarily on preparing and filing the registration statement on Form SB-2 in order to register 5,000,000 common shares to be sold as a direct offering to the public at a price of $0.02 per share to fund the anticipated exploration activities described herein.

Shareholder Transaction

During the Fiscal year 2007, 2,000,000 shares of our Common Stock was purchased by our Chief Executive Officer/Director, Patrick Orr and Jameson Capital, LLC received 100,000 shares in lieu of services rendered in August 2008.

•	The size of the Company's Board of Directors was determined to be one; and
•	Mr. Orr was elected as the sole member of the Board of Directors.

Fiscal 2007

Revenue.  The Company has not generated any revenues.  As of the December 31, 2007 the only proceeds received by the Company have been $5,000 through the sale of its common stock to its sole director and officer.

Liquidity and Capital Resources

We will require significant amounts of working capital to begin the exploration process described herein and to pay expenses relating to maintaining the status of a reporting company including legal, accounting and filing fees.  We currently have $4,990 of cash available.  We must raise additional proceeds in order to survive as a going concern within the next three months.  If we are unable to accomplish raising adequate funds then any it would be likely that any investment made into the Company would be lost in its entirety.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Goldpoint Claim Purchase/Option Agreement

On August 30, 2007, (“the Company”) entered into an Option to Purchase Agreement with Patrick Orr, our officer and director, who is the sole beneficial owner of 100% of the mineral claim identified as PAT #1 Lode Claim, Clark County, Eldorado Mining District located on August 4, 2007 by Mr. Orr.  The claim is in NE ¼ Section 15 T26S R64E.  The agreement grants the Company the exclusive right and option to acquire an undivided 100% of the right, title and interest in and to the claims upon satisfying certain terms and conditions.

The option to acquire the claim is contingent on the Company incurring exploration costs on the claims of a minimum of $10,000 on or before September 30, 2008; as well as the Company incurring exploration costs on the claims of a further $25,000 (for aggregate minimum exploration costs of $32,000) on or before September 30, 2009.  Upon exercise of the option, the Company agrees to pay the seller, Patrick Orr, our officer and director, the sum of $25,000 per annum, commencing January 1, 2010, for so long as the Company holds any interest in the claims.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We currently do not have a market for our common stock.  We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements appear beginning on page F-1, immediatly following the signature page of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined under Rules 13a - 15(e) and 15d -15(e) under the Securities Exchange Act of 1934 as amended).  Our registration statement filed on Form SB-2 became effective on December 28, 2007; as such, we are subject to the requirements under the Securities Exchange Act of 1934. This annual report does not include a management report or an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that do not require us to provide the management's report or attestation report in this annual report.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2007, the end of the period covered by this annual report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this annual report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the evaluation date, our Chief Executive Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including the President, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007 (the end of the period covered by this report) the Company’s internal control over financial reporting is materially weak due to the lack of segregation of duties.   This is based upon the fact that there is currently only one Officer and Director of the Company disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.  If and when the Company begins to grow and develop its business plan the Company plans to add additional independence to its accounting methods and procedures, although at this time management has no specific plan regarding this matter.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

GoldPoint Resources, Inc.’s executive officer and director and his respective age as of December 31, 2007 is as follows:

Directors:

Name of Director	Age
Patrick Orr	26

Executive Officers:

Name of Officer	Age	Office
Patrick Orr	26	President, Chief Financial Officer

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past year.

Patrick Orr, President, Member of the Board of Directors

Mr. Orr is currently employed with Phoenix Realty Group and works out of the Los Angles California office.  He is an Administrative/Executive assistant his duties include compiling expense reports, merchandise ordering, organization of press and press releases, and tech support, along with the organization of due diligence information.  Prior to his current employment from 1999 to 2005 he worked for Starbucks Coffee Company as a Barista.  Mr. Orr obtained his Political Science degree from Whitworth University in Spokane, Washington in 2004.

Mr. Orr will be able to spend up to 10 hours per week on the development of GoldPoint Resources, Inc. at no cost to the Company.

GoldPoint’s sole Officer and Director has not been involved, during the past five years, in any bankruptcy proceeding, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Commission or the Commodity Futures trading Commission to have violated a federal or state securities or commodities law.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation

Patrick Orr Director, President	2007	0	0	0	0	0	0	0

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended December 31, 2007. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2007.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

GoldPoint did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2007.  GoldPoint has also not granted any stock options to the executive officer since incorporation, June 29, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to GoldPoint to own more than 5% of the outstanding common stock as of December 31, 2007 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	Patrick Orr 110 South Fairfax Avenue #A11-123 Los Angeles, CA 90036	2,000,000 shares	95%

The percent of class is based on 2,100,000 shares of common stock issued and outstanding as of December 31, 2007.  Jameson Capital, LLC was issued 100,000 common shares in lieu of consulting services relating to this offering, which represents 5% of the current outstanding common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During Fiscal Year 2007, there were no material transactions between the Company and any Officer, Director or related party other than the Option to Purchase the Claim by and between Patrick Orr and the Company described herein, none of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-The sole Officer and Director;

-Any person proposed as a nominee for election as a director;

-Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

-Any relative or spouse of any of the foregoing persons who have the same house as such person.

GoldPoint issued 100,000 restricted shares of common stock to Jameson Capital, LLC for $1,000 of services.  Value was determined as an arms length transaction between non-related parties.

Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As of December 31, 2007 the Company has incurred auditing expenses of $2,350.  Moreover, GoldPoint anticipates being billed an additional $2,500 audit services relates to this annual report. The Company’s auditor is, Kyle Tingle, CPA.  There were no other audit related services or tax fees incurred.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

2.	Financial Statement Schedules.
All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation are incorporated herein by reference to Form SB-2, filed on December 13, 2007.

3.2	By-Laws Incorporation are incorporated herein by reference to Form SB-2, filed on December 13, 2007.

23.1	Consent of Accountant

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	4700 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDPOINT RESOURCES, INC.

By:	/s/ PATRICK ORR
PATRICK ORR
President
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer
Secretary, Director

Date: March 31, 2008

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)

FINANCIAL REPORTS

DECEMBER 31, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Goldpoint Resources, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Goldpoint Resources, Inc. (An Exploration Stage Enterprise) as of December 31, 2007 the related statements of operations, stockholders’ equity, and cash flows for the period June 29, 2007 (inception) through December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly,   we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit  also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldpoint Resources, Inc. (An Exploration Stage Enterprise) as of December 31, 2007 and the results of its operations and cash flows for period June 29, 2007 (inception) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

March 14, 2008
Las Vegas, Nevada

GOLDPOINT RESOURCES, INC.
(An Exploration State Enterprise)
BALANCE SHEET

December 31,
2007
ASSETS

CURRENT ASSETS

Total current assets	$4,990

Total assets	$4,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,745

Total current liabilities	3,745

STOCKHOLDERS’ EQUITY
Common stock: $.001 par value; authorized 50,000,000 shares 2,100,000 issued or outstanding at December 31, 2007	2,100
Additional paid-in capital	3,900
Accumulated deficit during development stage	(4,755)

Total stockholders’ equity	1,245

Total liabilities and stockholders’ equity	$4,990

See Accompanying Notes to Financial Statements

GOLDPOINT RESOURCES, INC.
(An Exploration State Enterprise)
STATEMENT OF OPERATIONS

June 29, 2007
(date of inception)
to December 31,
2007

REVENUES	$-

GENERAL, SELLING AND ADMINISTRATIVE EXPENSES

Office and general expenses	535
Professional fees	4,220
$4,755

Non-operating income (expense)	-

NET LOSS	$(4,755)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	1,400,000

See Accompanying Notes to Financial Statements

GOLDPOINT RESOURCES, INC.
(An Exploration State Enterprise)
STATEMENT OF STOCKHHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

Common stock issued for cash at $0.0025 per share	2,000,000	$2,000	$3,000	$-	$5,000
Common stock issued for services at $0.01 per share		$100	$900		$1,000
Net loss, December 31, 2007				$(4,755)	$(4,755)

Balance December 31, 2007	$2,100,000	$2,100	$3,900	$(4,755)	$1,245

See Accompanying Notes to Financial Statements

GOLDPOINT RESOURCES, INC.
(An Exploration State Enterprise)
STATEMENT OF CASH FLOWS

Inception
to
12/31/2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,755)
Adjustments to reconcile net loss to cash used in operating activities
Stock subscribed for services	1,000
Changes in assets and liabilities
Accounts payable and accrued liabilities	3,745

Net cash used in operating activities	$(10)

Cash Flows From Investing Activities	$-

Cash Flows From Financing Activities
Sale of common stock	$5,000

Net cash provided by financing activities	$5,000

Net increase in cash	$5,000

Cash, beginning of period	$-

Cash, end of period	$4,990

Supplimental Information and Non-monetary Transactions

Interest paid	$-

Taxes paid	$-

Stock subscribed for legal and consulting services	$1,000

See Accompanying Notes to Financial Statements

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Goldpoint Resources, Inc. (the “Company”) was incorporated on June 29, 2007 under the laws of the State of Nevada. The Company is in the initial exploration stage and was organized to engage in the business of natural resource exploration in the State of Nevada.   The Company currently has no operations or realized revenues from its planned principle business purpose and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered an Exploration Stage Enterprise.

Going concern

These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and liabilities in the normal course of business. The Company commenced operations on June 29, 2007 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended December 31, 2007 in the amount of $4,755. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  As of December 31, 2007 the Company had issued 2,000,000 founders shares at $0.0025 per share for net proceeds of $5,000 to the Company and 100,000 shares were issued to Jameson Capital, LLC for services rendered at a value of $1,000.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with US generally accepted accounting principles.

Natural Resource Properties

The Company is in the exploration stage and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration, and development of natural resource properties. Natural resource property acquisition and exploration costs are expensed as incurred. When it has been determined that a natural resource property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserve.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Accordingly, actual results could differ from those estimates.

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practical the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes,” and clarified by FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Stock-based Compensation

The Company accounts for stock-based compensation issued to employees based on SFAS No. 123R “Share Based Payment”. SFAS No. 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

As at December 31, 2007 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements” ("SFAS No. 157"). SFAS 155 establishes framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The statement is effective for fiscal years beginning after November 15, 2007 and periods with those fiscal years.  Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.

FAS  123(R)-5  was  issued  on  October  10,  2006.  The FSP  provides  that instruments  that were  originally  issued  as  employee  compensation  and then modified, and that modification is made to the terms of the instrument solely to reflect an equity  restructuring  that  occurs  when the  holders  are no longer employees, then no change in the recognition or the measurement (due to a change in  classification)  of those  instruments  will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic  value to the exercise price of the award is preserved,  that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in  contemplation  of an equity  restructuring;  and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner.  The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website.  We will evaluate whether the adoption will have any impact on your financial statements.
The Financial Accounting Standards Board has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments  an amendment of FASB Statements No. 133 and 140” and No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”, but they will not have a material effect in the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued SFAS 141(R), “Business Combinations— a replacement of FASB Statement No. 141.” This Statement replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

NOTE 3 – NATURAL RESOURCE PROPERTIES and RELATED EXPLORATION EXPENSES

On August 30, 2007 the Company entered into an “Option to Purchase Agreement” (option agreement) with its President to purchase 100% undivided interest in the Lode mining claim PAT # 1 located in the Eldorado Canyon Mining District, Clark County, Nevada.

The Company, according to the option agreement, must complete exploration expenditure of $10,000 on or before September 30, 2008. Also, the agreement requires an additional $25,000 of completed exploration expenditures on or before September 30, 2009 for an aggregate minimum exploration expenses of $35,000.

Upon exercise of the option the Company agrees to pay the President, commencing January 1, 2010, the sum of $25,000 per annum for as long as the Company holds any interest in the Claims.

As of December 31, 2007 the Company had not incurred any expenses toward the exploration expenditures required by the option agreement.

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s capitalization is 50,000,000 common shares with a par value of $0.001 per share.

On August 31, 2007, the Company issued 2,000,000 common shares at $0.0025 per share to the sole director and President of the Company for cash proceeds of $5,000 and 100,000 shares to Jameson Capital, LLC for services rendered at a value of $1,000.

The Company has no preferred stock.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2007 and since inception.  As of December 31, 2007 and since inception, the Company had no dilutive potential common shares.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6 – INCOME TAXES

The Company has adopted FASB No. 109 for reporting purposes. As of December 30, 2007 the Company had net operating loss carry forwards of approximately $4,755 that may be available to reduce future years’ taxable income and will expire beginning in 2027. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES  (continued)

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 – Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The components of the Company’s deferred tax asset as of December 31, 2007 are as follows:

2007
Net operating loss carryforward	$1,664
Valuation allowance	(1,664)
Net deferred tax asset	$0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

2007
Tax at statutory rate (35%)	$1,664
Increase in valuation allowance	(1,664)
Net deferred tax asset	$0