Form 10-Q
period 2008-03-31
Goldpoint Resources, Inc.
filed 2008-05-15
CIK 1419886

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008
Commission File Number:  333-148036

GOLDPOINT RESOURCES, INC
(Exact Name of Issuer as Specified in Its Charter)

Nevada	1040	75-3250686
State of Incorporation	Primary Standard Industrial Employer Classification Code Number #	I.R.S. Identification No.

110 South Fairfax Avenue #A11-123, Los Angeles, CA 90036
(Address and Telephone Number of Issuer's Principal Executive Offices)

InCorp Services, Inc.
3155 East Patrick Lane, Suite 1
Las Vegas, NV 89120
702-866-2500
(Name, Address, and Telephone Number of Agent)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☒        No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
(Do not check if a smaller reporting company)

Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☒   NO ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court.      YES ☐    NO☐

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of May 9, 2008, the registrant had 3,362,500 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    YES☐    NO☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited- Prepared by Management)

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)

FINANCIAL REPORTS

MARCH 31, 2008
(unaudited)

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)
BALANCE SHEETS

	March 31,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$10,695	$4,990

Total assets	$10,695	$4,990

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,860	$4,745

Total current liabilities	$3,860	$4,745

STOCKHOLDERS’ EQUITY
Common stock: $.001 par value;
Authorized 50,000,000 shares;
Issued and outstanding: 2,572,500 shares at March 31, 2008 and 2,100,000 at December 31, 2007	$2,572	$2,100
Additional paid-in capital	12,878	3,900
Accumulated deficit during development stage	(8,615)	(5,755)

Total stockholders’ equity	$6,835	$245

Total liabilities and stockholders’ equity	$10,695	$4,990

See Accompanying Notes to Financial Statements.

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)
 STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three months	Aug. 29, 2007
	Ended	(inception) to
	March 31,	March 31,
	2008	2008

REVENUES	$-	$-

GENERAL, SELLING, AND ADMINISTRATIVE EXPENSES
Office and general expenses	$-	$535
Professional fees	2,860	8,080
Income/ (loss) before other expense	$(2,860)	$(8,615)

Non-Operating Income (expense)	-	-

Net income/ (loss)	$(2,860)	$(8,615)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Average number of shares of common stock outstanding	2,258,901

See Accompanying Notes to Financial Statements.

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)
 STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

			Additional	Accumulated Deficit During
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total
Common stock issued for cash at $.0025 per share August 30, 2007	2,000,000	$2,000	$3,000	$-	$5,000
Common stock issued for services, August 30, 2007	100,000	100	900	-	1,000
Net loss, December 31, 2007	-	-	-	(5,755)	(5,755)
Balance, December 31, 2007	2,100,000	$2,100	$3,900	$(5,755)	$245

Common stock issued at $0.02 per share per SB-2 Registration Statement effective Dec. 28, 2007	472,500	472	8,978	-	9,450

Net loss, March 31, 2008				(2,860)	(2,860)
Balance, March 31, 2008	113,020,000	$113,020	$(12,678)	$(8,615)	$6,835

See Accompanying Notes to Financial Statements.

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)
 STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Three months	Aug. 29, 2007
	Ended	(inception) to
	March 31,	March 31,
	2008	2008

Cash Flows From Operating Activities
Net (loss)	$(2,860)	$(8,615)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services	-	1,000
Changes in assets and liabilities
Increase (decrease) in accounts payable and accruals	(885)	3,860

Net cash used in operating activities	$(3,745)	(3,755)

Cash Flows From Investing Activities
Net cash provided used in investing activities	$-	-

Cash Flows From Financing Activities
Issuance of common stock	$9,450	$14,450

Net cash provided by financing activities	$9,450	$14,450

Net increase (decrease) in cash	5,705	$10,695

Cash, beginning of period	4,990	-

Cash, end of period	$10,695	$10,695

See Accompanying Notes to Financial Statements.

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

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2007 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s December 31 2007 annual financial statements. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

Going concern

These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and liabilities in the normal course of business. The Company commenced operations on June 29, 2007 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended March 31, 2008 in the amount of $8,615. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  As of December 31, 2007 the Company had issued 2,000,000 founders shares at $0.0025 per share for net proceeds of $5,000 to the Company and 100,000 shares were issued to Jameson Capital, LLC for services rendered at a value of $1,000.

As of March 31, 2008, the Company had sold 472,500 common shares through its registered offering for total proceeds of $9,450.

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

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS

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

As at March 31, 2008 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

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

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

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

As of March 31, 2008 the Company had not incurred any expenses toward the exploration expenditures required by the option agreement.

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s capitalization is 50,000,000 common shares with a par value of $0.001 per share.

On August 31, 2007, the Company issued 2,000,000 common shares at $0.0025 per share to the sole director and President of the Company for cash proceeds of $5,000 and 100,000 shares to Jameson Capital, LLC for services rendered at a value of $1,000.

As of March 31, 2008, the Company had sold 472,500 common shares through its registered offering for total proceeds of $9,450.  As of May 9, 2008 the Company has sold approximately 1,262,500 shares, total proceeds of $25,250 through it registered offering.

Preferred stock

The Company has no preferred stock.

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during first quarter of 2008 and since inception.  As of March 31, 2008 and since inception, the Company had no dilutive potential common shares.

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

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

Description Of Business

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

GoldPoint filed a registration statement on Form SB-2 on December 13, 2007, which was deemed effective on December 28, 2007.  As of May 9, 2008 the Company has sold approximately 1,262,500 shares, total proceeds of $25,250, which will be used to fund the initial developments of the Company.  The Company plans to continue to offer its common stock to the public through this registration statement through the second quarter of 2008 or until it is fully subscribed.  However, there can be no guarantee or assurance that the Company will be able to sell its common stock to the public and raise adequate funds. If it is unable to raise proceeds from this offering the business will fail and any investment made into the Company would be lost.

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

Liquidity and Capital Resources

As of March 31, 2008, we have $10,695 of cash available.  We have current liabilities of $3,860.  From the date of inception (June 29, 2007) to March 31, 2008 the Company has recorded a net loss of $8,615 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2,  and expenses relating to maintaining reporting company status with the Securities and Exchange Commission.  As of March 31, 2008 we had raised approximately $9,450 from the sale of out common stock and as of May 9, 2008 we had sold approximately 1,262,500 common shares for total proceeds of $25,250 to fifty-six shareholders. We will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business.

To date there is no public market for the Company’s common stock.  Management plans to focus efforts on obtaining quotation of the Company’s common stock on the Over-The-Counter Bulletin Board (OTCBB.)  There can be no guarantee or assurance that they will be successful in accomplishing this task; moreover, even if the common stock is listed on the OTCBB there can be no guarantee that a market would develop for the Company’s common stock. Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, other than the below described “GoldPoint Claim Purchase Agreement,” the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

GoldPoint Claim Purchase Agreement

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

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

Employees

There are no employees of the Company, excluding the current President and Director, Patrick Orr, of the corporation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of March 31, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of March 31, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and  evaluate  the  effectiveness  of our  internal controls and procedures and our internal controls over financial reporting on an ongoing  basis and are  committed  to taking  further  action  and  implementing additional enhancements or improvements, as necessary and as funds allow.

Changes In Internal Controls.

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to Vote of Security Holders
None.

Item 5. Other Information
None.

Item  6. Exhibits

3.1   Articles of Incorporation*

3.2   By-Laws*

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*Filed previously as an exhibit to the Company’s registration statement with the Commission on December 13, 2007.

Signature
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GoldPoint Resources, Inc.

Dated: May 12, 2008	/s/ Patrick Orr
Chief Executive Officer and
Chief Financial Officer