Form 10-Q
period 2008-06-30
Goldpoint Resources, Inc.
filed 2008-08-12
CIK 1419886

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008
Commission File Number:  333-148036

GOLDPOINT RESOURCES, INC
(Exact Name of Issuer as Specified in Its Charter)

Nevada	1040	75-3250686
State of Incorporation	Primary Standard Industrial	I.R.S. Identification No.
	Employer Classification Code Number #

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

Large Accelerated Filer ☐	Non-Accelerated Filer 
(Do not check if a smaller reporting company)

Accelerated Filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒   NO 

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court.      YES     NO

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of August 11, 2008, the registrant had 3,362,500 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    YES☐    NO☒

Item 1.  Financial Statements (Unaudited- Prepared by Management)

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)

BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$21,028	$4,990

Total assets	$21,028	$4,990

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,500	$4,745

Total current liabilities	$1,500	$4,745

STOCKHOLDERS' EQUITY
Common stock: $.001 par value; Authorized 50,000,000 shares;
Issued and outstanding: 3,362,500 at June 30, 2008
and 2,000,000 at December 31 ,2007	$3,362	$2,100
Additional paid-in capital	27,888	3,900
Accumulated deficit during exploration stage	(11,722)	(5,755)

Total stockholders' equity	19,528	245

Total liablilties and stockholders' equity	$21,028	$4,990

See Accompanying Notes to Financial Statements

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)

STATEMENTS OF OPERATIONS
(UNAUDITED)

					June 29, 2007
	For the Three	For the Three	For the Six	For the Six	(inception) to
	Months ended	Months Ended	Months Ended	Months Ended	June 30,
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	2008

REVENUES	$-	$-	$-	$-	$-

GENERAL, SELLING, AND ADMINISTRATIVE EXPENSES
Legal and professional fees	$2,853	$-	$5,713	$-	$10,933
Office expense	254	-	254	-	789
Loss before other expense	$(3,107)	$-	$(5,967)	$-	$(11,722)

Non-operating income (expense)	$-	$-	$-	$-	$-

Net loss	$(3,107)	$-	$(5,967)	$-	$(11,722)

Net loss per share, basic and diluted	(0.00)	0.00	(0.00)	0.00

Average number of shares of common stock outstanding	2,847,912	0	2,710,206	0

See Accompanying Notes to Financial Statements

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)

STATEMENTS OF EQUITY
(UNAUDITED)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Common stock issued for cash
at $.0025 per share	2,000,000	$2,000	$3,000	$-	$5,000
August 30, 2007
Common stock issued for services	100,000	$100	$900	$-	$1,000
December 31, 2007
Net loss, December 31, 2007				(5,755)	(5,755)
Balance, December 31, 2007	2,100,000	$2,100	$3,900	$(5,755)	$245

Common stock issued at $.02 per	1,262,500	1,262	23,988	-	25,250
share per SB-2 registration
statement effective
December 28, 2007
					0
Net loss, June 30, 2008				(5,967)	(5,967)
Balance, June 30, 2008	3,362,500	$3,362	$27,888	$(11,722)	$19,528

See Accompanying Notes to Financial Statements

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)

STATEMENTS OF CASH FLOW
(UNAUDITED)

			June 29, 2007
	For the Six	For the Six	(inception) to
	Months Ended	Months Ended	June 30,
	June 30, 2008	June 30, 2007	2008

Cash Flows From Operating Activities
Net loss	$(5,967)	$-	$(11,722)
Adjustments to reconcile net loss to cash used in operating activities
Stock issued for services	-	-	1,000
Changes in assets and liabilities
Increase (decrease) in accounts payable and accruals	(3,245)	-	1,500

Net cash used in operating activities	$(9,212)	$-	$(9,222)

Cash Flows From Investing Activities
Net cash provided (used) in investing activities	$-	$-	$-

Cash Flows From Financing Activities
Issuance of common stock	$25,250	$-	$30,250

Net cash provided by financing activities	$25,250	$-	$30,250

Net increase (decrease) in cash	16,038	$-	21,028

Cash, beginning of period	4,990	-	-

Cash, end of period	$21,028	$-	$21,028

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

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2007 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s December 31 2007 annual financial statements. Operating results for the six months ended June, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

Going concern

These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and liabilities in the normal course of business. The Company commenced operations on June 29, 2007 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended June 30, 2008 in the amount of $11,722. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  As of December 31, 2007 the Company had issued 2,000,000 founders shares at $0.0025 per share for net proceeds of $5,000 to the Company and 100,000 shares were issued to Jameson Capital, LLC for services rendered at a value of $1,000.

As of June 30, 2008, the Company had sold 1,262,500 common shares through its registered offering for total proceeds of $25,250.00.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.  There were no cash equivalents at June 30, 2008 and December 31, 2007.

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

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS

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

As at June 30, 2008 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Heirarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles1 that are generally accepted are categorized in descending order of authority as follows:

a. FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

b. FASB Technical Bulletins and, if cleared2 by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

c. AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics)

d. Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

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

As of June 30, 2008 the Company had not incurred any expenses toward the exploration expenditures required by the option agreement.

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s capitalization is 50,000,000 common shares with a par value of $0.001 per share.

On August 31, 2007, the Company issued 2,000,000 common shares at $0.0025 per share to the sole director and President of the Company for cash proceeds of $5,000 and 100,000 shares to Jameson Capital, LLC for services rendered at a value of $1,000.

As of June 30, 2008 the Company has sold approximately 1,262,500 shares, total proceeds of $25,250 through it registered offering and as of August10, 2008 the Company has sold approximately 1,262,500 shares, total proceeds of $25,250 through it registered offering.

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

NOTE 6 - INCOME TAXES

The Company has adopted FASB No. 109 for reporting purposes. As of December 31, 2007 the Company had net operating loss carry forwards of approximately $4,755 that may be available to reduce future years’ taxable income and will expire beginning in 2027. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry-forwards.

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 – Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission.

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

Business Development

We intend to commence operations as an exploration stage company and engage in the exploration of mineral properties with a view to exploiting any mineral deposits we discover.  We own an option to acquire an undivided 100% beneficial interest in a mineral claim in the Eldorado Canyon Mining District, located in Clark County, Nevada due south of Nelson, Nevada. There is no assurance that a commercially viable mineral deposit exists on the claims.  We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.  The claim is located in the southern portion of the Eldorado Mountains and along the northern end of the Opal Mountains.  The small town of Nelson, Nevada is in the center of the mining district.  Nelson is approximately twenty-six miles (paved road) south of Boulder City, Nevada, and six miles west of the Colorado River.  Elevations in the area range from approximately 1,500 feet to 3,500 feet above sea level.  The property is accessed directly due south from Nelson, Nevada by a well-maintained gravel road which leads Claim.

GoldPoint filed a registration statement on Form SB-2 on December 13, 2007, which was deemed effective on December 28, 2007.  As of July 31, 2008 the Company had sold approximately 1,262,500 shares, total proceeds of $25,250, which will be used to fund the initial developments of the Company.  The Company plans to continue to offer its common stock to the public through this registration statement through the third quarter of 2008 or until it is fully subscribed.  However, there can be no guarantee or assurance that the Company will be able to sell its common stock to the public and raise adequate funds. If it is unable to raise proceeds from this offering the business will fail and any investment made into the Company would be lost.

Liquidity and Capital Resources

As of June 30, 2008, we have $21,028 of cash available.  We have current liabilities of $1,500.  From the date of inception (June 29, 2007) to June 30, 2008 the Company has recorded a net loss of $11,722 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2,  and expenses relating to maintaining reporting company status with the Securities and Exchange Commission.  As of June 30, 2008 we had raised approximately $25,250 from the sale of out common stock through our registered offering. We will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business.

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

As of June 30, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of June 30, 2008 and communicated the matters to our management.

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
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to Vote of Security Holders
None.

Item 5. Other Information
None.

Item  6. Exhibits and Reports on Form 8-K

Exhibit Number	Description
31	Section 302 Certification of Chief Executive and Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GoldPoint Resources, Inc.

Dated: August 11, 2008	/s/Patrick Orr
Patrick Orr
Chief Executive Officer and
Chief Financial Officer