Form 10-Q
period 2008-09-30
Goldpoint Resources, Inc.
filed 2008-11-07
CIK 1419886

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008
Commission File Number:  333-148036

GOLDPOINT RESOURCES, INC
(Exact Name of Issuer as Specified in Its Charter)

Nevada	1040	75-3250686
State of Incorporation	Primary Standard Industrial	I.R.S.
	Employer Classification	Identification No.
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of November 7, 2008, the registrant had 3,500,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    YES ☐    NO ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited- Prepared by Management)

GOLDPOINT RESOURCES, INC
(An Exploration Stage Enterprise)
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$10,923	$4,990
Total Current Assets	10,923	4,990

TOTAL ASSETS	$10,923	$4,990

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,310	$4,745
Total Current Liabilities	3,310	4,745

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 50,000,000 shares authorized,
3,422,500 and 2,100,000 shares issued and outstanding, respectively	3,423	2,100
Additional paid-in capital	29,027	3,900
Accumulated deficit	(24,837)	(5,755)
Total Stockholders' Equity	7,613	245

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,923	$4,990

See Accompanying Notes to Financial Statements

GOLDPOINT RESOURCES, INC
(An Exploration Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

					June 29, 2007
	Three Months Ended		Nine Months Ended		(inception)
	September 30,	September 30,	September 30,	September 30,	to
	2008	2007	2008	2007	Sept 30, 2008

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Exploration expense	$3,000	$-	$3,000		$3,000
Professional fees	5,000	1,000	9,913	1,000	15,133
General and administrative expenses	5,114	-	6,169		6,704
Total operating expenses	13,114	1,000	19,082	1,000	24,837

LOSS FROM OPERATIONS	(13,114)	(1,000)	(19,082)	(1,000)	(24,837)

LOSS BEFORE TAXES	(13,114)	(1,000)	(19,082)	(1,000)	(24,837)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(13,114)	$(1,000)	$(19,082)	$(1,000)	$(24,837)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	3,398,370	684,783	2,941,268	670,213

See Accompanying Notes to Financial Statements

GOLDPOINT RESOURCES, INC
(An Exploration Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

				Additional		Total
		Common Stock		Paid-in	Accumulated	Stockholders'
	Date	Shares	Amount	Capital	Deficit	Equity

Common stock issued for cash
at $0.0025 per share	8/31/07	2,000,000	$2,000	$3,000	$	$5,000

Common stock issued for services
at $0.0025 per share	8/31/07	100,000	100	900		1,000

Net loss for the year ended,
December 31, 2007		-	-	-	(5,755)	(5,755)

Balance, December 31, 2007		2,100,000	2,100	3,900	(5,755)	245

Common stock issued for cash
at $0.02 per share	2/19/08	105,000	105	1,995		2,100
						-
Common stock issued for cash						-
at $0.02 per share	2/26/08	70,000	70	1,330		1,400
						-
Common stock issued for cash						-
at $0.02 per share	2/28/08	207,500	207	3,943		4,150
						-
Common stock issued for cash						-
at $0.02 per share	3/18/08	15,000	15	285		300
						-
Common stock issued for cash						-
at $0.02 per share	3/19/08	70,000	70	1,330		1,400
						-
Common stock issued for cash						-
at $0.02 per share	3/27/08	5,000	5	95		100
						-
Common stock issued for cash						-
at $0.02 per share	4/1/08	290,000	290	5,510		5,800
						-
Common stock issued for cash						-
at $0.02 per share	5/6/08	500,000	500	9,500		10,000
						-
Common stock issued for cash
at $0.02 per share	8/26/08	60,000	60	1,140		1,200
						-
Net loss for the period ended						-
September 30, 2008					(19,082)	(19,082)

Balance September 30, 2008		3,422,500	$3,422	$29,028	$(24,837)	$7,613

See Accompanying Notes to Financial Statements

GOLDPOINT RESOURCES, INC
(An Exploration Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)
			June 29, 2007
	Nine Months Ended		(inception)
	September 30,	September 30,	to
	2008	2007	Sept 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(19,082)	$(1,525)	$(24,837)
Common stock issued for services	-	1,000	1,000
Adjustments to reconcile net loss to net cash provided (used) by operating activities:			-
Accounts payable	(1,435)	525	3,310

Net cash provided (used) by operating activities	(20,517)	-	(20,527)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Common stock issued for cash	26,450	5,000	31,450

Net cash provided by financing activities	26,450	5,000	31,450

Net increase (decrease) in cash and cash equivalents	5,933	5,000	10,923

Cash at beginning of period	4,990	-	-

Cash at end of period	$10,923	$5,000	$10,923

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-

Interest paid	$-	$-

Stock issued for services	$-	$1,000

See Accompanying Notes to Financial Statements

GOLDPOINT RESOURCES, INC.
(An Exploration State Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1 –BASIS OF PRESENTATION

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

NOTE 2 –SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Goldpoint Resources, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

GOLDPOINT RESOURCES, INC.
(An Exploration State Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

GOLDPOINT RESOURCES, INC.
(An Exploration State Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.

Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2008.

SFAS No. 157, “Fair Value Measurements(“SFAS 157), define fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

GOLDPOINT RESOURCES, INC.
(An Exploration State Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2008.

Going Concern
As shown in the accompanying financial statements, at September 30, 2008, the Company has limited cash, and has an exploration stage accumulated deficit of $24,837. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company estimates that approximately $50,000 is required to fund operations of the Company for the next 12 months assuming minimal exploration activities.

Mineral Exploration and Development Costs
All exploration expenditures are expensed as incurred.  Significant property acquisition payments for active exploration properties are capitalized.  If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned.  Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a unit of production basis over proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to operations.  The Company charges to operations the allocable portion of capitalized costs attributable to properties sold.  Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Mineral Properties
Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims.  Costs to maintain the mineral rights and leases are expensed as incurred.  When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value. As of September 30, 2008 and December 31, 2007, there was no impairment of mineral properties.

GOLDPOINT RESOURCES, INC.
(An Exploration State Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

NOTE 3 – MINERAL PROPERTIES

On August 30, 2007 the Company entered into an “Option to Purchase Agreement” (Option Agreement) with its President to purchase 100% undivided interest in the Lode mining claim PAT # 1 located in the Eldorado Canyon Mining District, Clark County, Nevada.  On October 17, 2008 the Parties to the Option Agreement Amended as follows:

The Company, according to the option agreement, must complete exploration expenditure of $10,000 on or before September 30, 2009. Also, the agreement requires an additional $25,000 of completed exploration expenditures on or before September 30, 2010 for an aggregate minimum exploration expenses of $35,000.

Upon exercise of the option the Company agrees to pay the President, commencing January 1, 2011, the sum of $25,000 per annum for as long as the Company holds any interest in the Claims.

As of September 30, 2008 the Company has incurred $3,000 toward the exploration expenditures required by the option agreement.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred stock
 The Company has no preferred stock

Common Stock
 The Company’s capitalization is 50,000,000 common shares with a par value of $0.001 per share.

GOLDPOINT RESOURCES, INC.
(An Exploration State Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

On August 31, 2007, the Company issued 2,000,000 common shares at $0.0025 per share to the sole director and President of the Company for cash proceeds of $5,000 and 100,000 shares to Jameson Capital, LLC for services rendered at a value of $1,000.

As of September 30, 2008 the Company has sold approximately 1,322,500 shares at $0.02 per share, for total proceeds of $26,450 through its registered offering.

Net loss per common share
Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.  The Company has no dilutive common shares.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding for the three and nine month periods ending September 30, 2008 and since inception.

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

NOTE 6 – INCOME TAXES

The Company has adopted FASB No. 109 for reporting purposes. As of December 31, 2007 the Company had net operating loss carry forwards of approximately $5,755 that may be available to reduce future years’ taxable income and will expire beginning in 2027. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry-forwards.

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

Goldpoint Resources, Inc. filed a registration statement on Form SB-2 on December 13, 2007, which was deemed effective on December 28, 2007.  As of September 30, 2008 the Company had sold approximately 1,322,500 shares, total proceeds of $26,450, which will be used to fund the initial developments of the Company.  As of November 7, 2008, an additional 77,500 shares were issued for an additional $1,550.  The Company plans to continue to offer its common stock to the public through this registration statement until it is fully subscribed or management determines to close the registration.  However, there can be no guarantee or assurance that the Company will be able to sell its common stock to the public and raise adequate funds. If it is unable to raise proceeds from this offering the business will fail and any investment made into the Company would be lost.

Liquidity and Capital Resources

As of September 30, 2008, we have $10,923 of cash available.  We have current liabilities of $3,310.  From the date of inception (June 29, 2007) to September 30, 2008 the Company has recorded a net loss of $24,837 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2,  and expenses relating to maintaining reporting company status with the Securities and Exchange Commission.  As of September 30, 2008 we had raised approximately $30,000 from the sale of out common stock through our registered offering. We will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business.

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

GoldPoint Claim Purchase Agreement

On August 30, 2007, the Company entered into an Option to Purchase Agreement and amended the Agreement on September 30, 2008 with Patrick Orr, our officer and director, who is the sole beneficial owner of 100% of the mineral claim identified as PAT #1 Lode Claim, Clark County, Eldorado Mining District located on August 4, 2007 by Mr. Orr.  The claim is in NE ¼ Section 15 T26S R64E.  The agreement grants the Company the exclusive right and option to acquire an undivided 100% of the right, title and interest in and to the claims upon satisfying certain terms and conditions.

The option to acquire the claim is contingent on the Company incurring exploration costs on the claims of a minimum of $10,000 on or before September 30, 2009; as well as the Company incurring exploration costs on the claims of a further $25,000 (for aggregate minimum exploration costs of $32,000) on or before September 30, 2010.  Upon exercise of the option, the Company agrees to pay the seller, Patrick Orr, our officer and director, the sum of $25,000 per annum, commencing January 1, 2011, for so long as the Company holds any interest in the claims.

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

As of September 30, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September 30, 2008 and communicated the matters to our management.

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

Item 1A. Risk Factors

There have been no material changes to the risks to our business described in our annual report filed on Form 10-K with the SEC on March 31, 2008.

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

GoldPoint Resources, Inc.

Dated: November 7, 2008	/s/ Patrick Orr
Patrick Orr
Chief Executive Officer and
Chief Financial Officer