Form 10-K
period 2008-12-31
Goldpoint Resources, Inc.
filed 2009-03-05
CIK 1419886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File Number:  000-53452
_______________________________

GOLDPOINT RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	75-3250686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒   No ☐

As of March 5, 2009, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

As of March 5, 2009, the Registrant had outstanding 3,600,000 shares of Common Stock with a par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated herein by reference:  registration statement and exhibits thereto filed on Form SB-2 December 13, 2007 are incorporated by reference within Part I and Part II herein.

INDEX
GOLDPOINT RESOURCES, INC.

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2009. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "GoldPoint "we," "our," “GPNT,” and "us" refer to GoldPoint Resources, Inc.
Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by GPNT with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by GoldPoint with the SEC may also be obtained from GoldPoint Resources, Inc. by directing a request to GoldPoint, Attention:  Patrick Orr, President and Chief Executive Officer, 110 South Fairfax Avenue #A11-123, Los Angeles, CA 90036; (213) 590-7249.

ITEM 1.	BUSINESS.

General

Company History

GoldPoint is an exploration stage company that was incorporated on June 29, 2007, in the state of Nevada. GoldPoint has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, GoldPoint has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations.  GoldPoint has no subsidiaries.  Our fiscal year end is December 31st.

We have no revenues, have achieved only losses since inception, have no operations, and have been issued a going concern opinion from our auditors.

Business Development

We own an option to acquire an undivided 100% beneficial interest in a mineral claim in the Eldorado Canyon Mining District, located in Clark County, Nevada due south of Nelson, Nevada. The claim is in NE ¼ Section 15 T26S R64E and is part of the Eldorado Canyon Mining District, which is located in the southern portion of the Eldorado Mountains and along the northern end of the Opal Mountains.  The small town of Nelson, Nevada is in the center of the mining district.  Nelson is approximately twenty-six miles (paved road) south of Boulder City, Nevada, and six miles west of the Colorado River.  Elevations in the area range from approximately 1,500 feet to 3,500 feet above sea level.

GoldPoint Claim Purchase/Option Agreement

On August 30, 2007, (“the Company”) entered into an Option to Purchase Agreement with Patrick Orr, our officer and director, who is the sole beneficial owner of 100% of the mineral claim, identified as PAT #1 Lode Claim, Clark County, Eldorado Mining District.  The agreement was amended on October 17, 2008 by the parties and grants the Company the exclusive right and option to acquire an undivided 100% of the right, title and interest in and to the claims upon satisfying certain terms and conditions as follows:  The option to acquire the claim is contingent on the Company incurring exploration costs on the claims of a minimum of $10,000 on or before September 30, 2009; as well as the Company incurring exploration costs on the claims of a further $25,000 (for aggregate minimum exploration costs of $32,000) on or before September 30, 2010.  Upon exercise of the option, the Company agrees to pay the seller, Patrick Orr, our officer and director, the sum of $25,000 per annum, commencing January 1, 2011, for so long as the Company holds any interest in the claims.

We recently conducted a preliminary surface sampling program on ten (10) locations on the property at a cost of $4,000.  The scope of the program was limited to random samples from geological structures that outcropped on the surface of the property in order to identify potential targets warranting further exploration.  It should be noted that not all of the outcropping structures were sampled and that none of the potential underground structures were sampled in this program.     The sampling program was conducted by Esmeralda Group, Inc., Las Vegas Nevada and the Action Mining Services, Sandy Oregon.  Below are sample results with coordinates:

Sample	Gold *toz/ton	Silver *toz/ton
#1 N 35° 41’ 35.8” W 114° 49’ 7.4”	0.0624	0.0176
#2. N 35° 41’ 35.7” W 114° 49’ 1.0”	0.0434	0.0266
#3. N 35° 41’ 35.9” W 114° 49’ 4.1”	0.028	0.012
#4. N 35° 41’ 36.2” W 114° 49’ 8.8”	0	0
#5. N 35° 41’ 36.1” W 114° 49’ 9.9”	0	0
#6. N 35° 41’ 36.2” W 114° 49’ 10.9”	0.07	0.03
#7 N 35° 41’ 37.1” W 114° 49’ 9.6”	0	0
#8. N 35° 41’ 38.1” W 114° 49’ 8.3”	0.0216	0.0084
#9. N 35° 41’ 38.1” W 114° 49’ 10.0”	0.0684	0.0216
#10. N 35° 41’ 38.4” W 114° 49’ 13.2”	0	0

* toz/ton=troy ounces per ton of ore.

The results from the limited sample program indicated that the property had a very low potential for any commercial viable gold or silver mineral deposit.  As such, additional exploration will be required in order to identify if there is any potential for commercial viable minerals on the property.  The additional exploration would likely require geochemical and geophysical sampling programs along with a preliminary geological mapping program in order to identify the resource potential of the property.  The estimated cost to accomplish the additional exploration has been estimated at $60,000 to $75,000.

Based upon the sampling program that was conducted and the expenses associated with continuing any exploration on the property management has concluded it must reevaluate the business strategy of the Company.  Possibilities for the Company will be for management to gain funding for the continuation of exploration, acquire and evaluate new claims, merge with another Company, or other opportunities that management determines as best for the Company’s shareholders.  There can be no guarantee or assurance that management will be successful in accomplishing any of the above possibilities.  Investors must be aware that failure to do so would result in a complete loss of any investment made into the Company.

Our common stock was recently approved for quotation on the Over-the-Counter Bulletin Board (“OTCBB”) under the ticker symbol “GPNT”.  As of the date of this report there is no market for the common shares.  The Company cannot provide any guarantee or assurance a market will ever develop for the common stock.  If a market is not developed the result would be a complete loss of any investment made into the Company.

Compliance with Government Regulation

If and when we conduct further exploration on the property, we will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally, and in Nevada specifically.

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

Plan of Operation

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. This is because we have not generated any revenues and no revenues are anticipated until we begin mining activities that produce commercial grade minerals. Accordingly, we must raise proceeds from sources other than operations in order to continue as a going concern.  Our only source for cash at this time is investments by others in the Company’s common stock.

As of the date of this report management is in the process of reviewing its future business strategy in consideration of the Company’s current financial status; its ability to raise additional proceeds through the sale of its common stock; the results of the recent preliminary surface sample program; the estimated costs to conduct additional exploration activities on the property; and the Company’s ability to fulfill its requirement of expending an additional $6,000 by September 30, 2009 on exploration to maintain its right to acquire the mineral claim and the property.

In addition, management plans to consider pursuing other business opportunities including but not limited to acquisitions and/or business combinations that may add value to the Company and its shareholders.  As of the date of this report the Company has not agreed to any business acquisition or combination and there can be no guarantee or assurance that such an event will ever take place.

Management believes it has enough cash on hand to maintain its status as a reporting Company for the next three months.  As such the Company must raise proceeds within the next three months in order to continue as a going concern and maintain its status as a reporting company for the next twelve months.  If the Company is unable to secure additional proceeds within this timeframe the business would likely fail and an investment made into the Company by an investor would be lost in it is entirety.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. GoldPoint was incorporated in the State of Nevada on June 29, 2007.

Readers will note that GoldPoint has raised a total of approximately $35,000 from the sale of its common stock.  As of December 31, 2008, GoldPoint had a balance (less outstanding checks) of $4,190 in cash with liabilities of $4,500 as a note payable.   The Company will be required to raise additional funds in order to pay the fees associated with maintaining its status as a reporting company, as defined under the Securities Act of 1934 and fund the above costs associated with its business strategy.  The Company will need to raise a minimum of $31,000 over the course of the next twelve months in order to cover expenses related to maintaining its status as a reporting company (legal, auditing, and filing fees) estimated at $25,000 and $6,000 to cover additional exploration costs associated with maintaining the Company’s option to acquire the mineral rights on the property as described above.  There is no assurance we will receive the required financing to complete our business strategies.  Even if we are successful in raising proceeds from the offering we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

GoldPoint has no plans to undertake product research and development during the term covered herein. There are also no plans or expectations to purchase or sell any plant and or significant equipment in fiscal year 2009.

Employees

Other than Patrick Orr (officer and director) and James Orr, (an officer) there are no other employees.  Currently both Patrick and James are donating their time to the development of the Company.  GoldPoint has no intention to hire employees until the business has been successfully funded.

Employment Agreements

There are no employment agreements.

ITEM 1A.	RISK FACTORS

Factors Affecting Future Operating Results

This Annual Report on Form 10-K contains forward-looking statements concerning our future programs, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information, except as required by applicable laws and regulations. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

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

We have conducted an initial limited surface sampling program on the property.  Although limited in scope the results did not provide any evidence that commercially viable gold or silver was present on the property.

As of the date of this report the Company has expended $4,000 towards an initial limited surface sampling program.  The results of this program were not favorable and did not provide any evidence that there was commercially viable gold or silver on the property.  As such, additional proceeds (estimated at $60,000 to $75,000) will be required for further sampling and exploration to determine if any viable commercial mineralization is present on the property.  If we are not be able to raise the required funds to successfully complete additional work on the property any investment made into the Company would be lost in its entirety.

Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves that are commercially viable.  As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

We currently do not have adequate funds to cover the costs associated with maintaining our status as a Reporting Company.

The Company currently has approximately $4,190 of cash available.  This amount will not be enough to pay the legal, accounting, and filing fees that is required to maintain our status as a reporting company, which is currently estimated at $25,000 for fiscal year 2009.  If we can no longer be a reporting company our common stock would no longer be eligible for quotation on the Over-the-Counter Bulletin Board.  This would result in there being no public market for an investor to trade our common stock and any investment made would be lost in its entirety.

We currently do not have adequate funds to comply with the expenditure requirements to maintain our option to acquire the mineral claim on the property.  If we are unable to comply with the terms of the Option/Purchase Agreement any funds invested in the Company would be lost in its entirety.

In order to continue to have the right to acquire the mineral rights for the property we are required to comply with terms of the Option/Purchase Agreement, as amended October 17, 2008, which requires us to expend an additional $6,000 on exploration by September 30, 2009.  We have limited funds and may not be able to comply with this requirement and loose our right to acquire the claim.  If this were to happen any investment made by an investor would be lost in its entirety.

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

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities, which would result in a complete loss of any investment made into the Company.

We were incorporated on June 29, 2007 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As of December 31, 2008 our net loss since inception is $36,310.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon

-our ability to locate a profitable mineral property;

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

Title to the property upon which we intend to conduct exploration activities is not held in our name. Title to the property is recorded in the name of Mr. Patrick Orr. If Mr. Orr transfers the property to a third person, the third person will obtain good title and we will have nothing. If this should occur, we will subsequently not own any property and we will have to cease all exploration activities.

If we are able to complete financing through the sale of additional shares of our common stock in the future, then shareholders will experience dilution.

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

Although our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) there is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system to resell your shares.

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

We are subject to the requirements of section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2007. In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management’s assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We evaluated our existing controls for the year ended December 31, 2007. Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting and determined that DCT did not maintain effective internal control over financial reporting as of December 31, 2007. The identified material weaknesses did not result in material audit adjustments to our 2007 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements. If we fail to comply with the requirements of Section 404 or if our auditors report such material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative affect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Further, we believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

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

We own an option to the mineral exploration rights relating to a mineral claim.  (See “GoldPoint Claim Purchase/Option Agreement” above).  We do not own any real property interest in the claims or any other property.

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

        None

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of date of this report the Company has 3,600,000 common shares issued and outstanding.  2,000,000 of these shares are held by the sole officer and director and 100,000 shares are held by Jameson Capital, LLC.  All of these shares are Restricted under Rule 144.  Although the Company’s common stock is eligible for quotation on the OTCBB, there is currently no market for GoldPoint’s common stock.  As such, investors in our common stock may never be able sell their shares.  Please see, “RISK FACTORS” contained herein.

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

Sales of Registered Securities.  None.

Please note that on December 28, 2007 the Company’s registration statement filed on Form SB-2 was deemed effective.  The Company registered 5,000,000 common shares to be sold to the public at a price of $0.02 per share. As of the date of this reporting period a total of 1,500,000 shares have been sold to approximately fifty-six (56) shareholders.

Issuer Purchases of Equity Securities.    None during the Fiscal Year 2008.

Dividends.    We did not declare or pay dividends during the Fiscal Year 2008 and do not anticipate declaring or paying dividends in fiscal year 2009.

ITEM 6.	SELECTED FINANCIAL DATA.

Summary of Financial Data

As of December 31, 2008

Revenues	$0

Operating Expenses	$(36,310)

Earnings (Loss)	$(36,310)

Total Assets	$4,190

Liabilities	$4,500

Shareholders’ Equity	$4,190

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of GoldPoint Resources, Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2008.  As of December 31, 2008 and 2008, the Company has not identified any critical estimates that are used in the preparation of the financial statements.

Executive Overview

Fiscal 2008 the focus of the Company was primarily on preparing and filing the registration statement on Form SB-2 in order to register 5,000,000 common shares to be sold as a direct offering to the public at a price of $0.02 per share to fund the anticipated exploration activities and maintain the status of the Company as a reporting company as defined by the Securities and Exchange Commission.  In addition, the Company had preliminary surface sampling conducted on the property, the results of the sampling program were not favorable and management concluded additional funds estimated up to $75,000 would be required for further exploratory activities to provide evidence of the presence of any commercially viable minerals on the property. Possibilities for the Company will be for management to gain funding for the continuation of exploration, acquire and evaluate new claims, merge with another Company, or other opportunities that management determines as best for the Company’s shareholders.

Shareholder Transaction

During the Fiscal year 2007, 2,000,000 shares of our Common Stock was purchased by our Chief Executive Officer/Director, Patrick Orr and Jameson Capital, LLC received 100,000 shares in lieu of services rendered in August 2008.  1,500,000 shares were sold pursuant to our registration statement at a fixed price of $0.02 per share.

•	The size of the Company's Board of Directors was determined to be one; and
•	Mr. Orr was elected as the sole member of the Board of Directors.

Fiscal 2008

Revenue.  The Company has not generated any revenues.  As of the December 31, 2008 the only proceeds received by the Company have been approximately $35,000 through the sale of its common stock.

Liquidity and Capital Resources

We will require significant amounts of working capital to begin the exploration process described herein and to pay expenses relating to maintaining the status of a reporting company including legal, accounting and filing fees.  We currently have $4,190 of cash available and we have current liabilities of $4,500.  We must raise additional proceeds of $31,000 over the course of the next twelve months in order to cover expenses related to maintaining its status as a reporting company (legal, auditing, and filing fees) estimated at $25,000 and $6,000 to cover additional exploration costs associated with maintaining the Company’s option to acquire the mineral rights on the property as described above.  There is no assurance we will receive the required financing to complete our business strategies.  Even if we are successful in raising proceeds from the offering we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  If we are unable to accomplish raising adequate funds then any it would be likely that any investment made into the Company would be lost in its entirety.

Off-Balance Sheet Arrangements

None

Contractual Obligations

Goldpoint Claim Purchase/Option Agreement

On August 30, 2007, (“the Company”) entered into an Option to Purchase Agreement (amended October 17, 2008) with Patrick Orr, our officer and director, who is the sole beneficial owner of 100% of the mineral claim identified as PAT #1 Lode Claim, Clark County, Eldorado Mining District located on August 4, 2007 by Mr. Orr.  The claim is in NE ¼ Section 15 T26S R64E.  The agreement grants the Company the exclusive right and option to acquire an undivided 100% of the right, title and interest in and to the claims upon satisfying certain terms and conditions.

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

Our common stock is eligible for quotation on the OTCBB under the ticker symbol GPNT.  There currently is a market for our common stock.  We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements appear beginning on page F-1, immediately following the signature page of this report.

On January 20, 2009 the Company filed on a Form 8-K information relating the surface sampling program that was conducted on the PAT#1 Lode claim located in Clark County Nevada.  The Company determined the results were not favorable and estimated at least an additional $60,000 to $75,000 would be required for additional exploration to determine the potential of the property.  In consideration of the estimated costs and the limited amount of funds currently available to the Company management is in the process of determining the future direction of the Company and once any decisions are made will make the announcement public.  Additional details of the surface sampling program are included in this report under Item I.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of GoldPoint Resources is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Principal Financial and Accounting Officer, Patrick Orr. Based on his evaluation of our disclosure controls and procedures, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

GoldPoint Resources will continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, GoldPoint will enhance and test our year-end financial close process. Additionally, GoldPoint’s audit committee will increase its review of our disclosure controls and procedures. Finally, we plan to designated individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2008 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2008 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

• Policies and Procedures for the Financial Close and Reporting Process — Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Representative with Financial Expertise — For the year ending December 31, 2008, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Segregation of Duties — Management has identified a significant general lack of definition and segregation of duties throughout the financial reporting processes. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

• GoldPoint will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. Additionally, our audit committee will increase its review of our disclosure controls and procedures. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section , and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

GoldPoint Resources, Inc.’s executive officer and director and his respective age as of December 31, 2008 are as follows:

Directors:

Name of Director	Age
Patrick Orr	27

Executive Officers:

Name of Officer	Age	Office
Patrick Orr	27	President, Chief Financial Officer

Name of Officer	Age	Office
James Orr	57	Corporate Secretary

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our officers and director for the past year.

Patrick Orr, President, Member of the Board of Directors

Mr. Patrick Orr is currently employed with Phoenix Realty Group and works out of the Los Angles California office.  He is an Administrative/Executive assistant his duties include compiling expense reports, merchandise ordering, organization of press and press releases, and tech support, along with the organization of due diligence information.  Prior to his current employment from 1999 to 2005 he worked for Starbucks Coffee Company as a Barista.  Mr. Orr obtained his Political Science degree from Whitworth University in Spokane, Washington in 2004.

James Orr, Corporate Secretary

Mr. James Orr was elected as Corporate Secretary on February 13, 2009.  Mr. Orr was an administrator, athletic director, certified teacher and coach from 1982 to 2008.   Mr. Orr graduated form Whitworth University, Spokane, WA in 1982 with a BA in education.

Both Patrick and James Orr will be able to spend up to 10 hours per week on the development of GoldPoint Resources, Inc. at no cost to the Company.

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to its business.

Family Relationships

James Orr and Patrick Orr are father and son.
GoldPoint’s Officers and Director has not been involved, during the past five years, in any bankruptcy proceeding, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Commission or the Commodity Futures trading Commission to have violated a federal or state securities or commodities law.

Compliance With Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  No such forms were furnished to us during the fiscal year ended December 31, 2008.  The following reports were filed late, subsequent to December 31, 2008.

Name	Type	Filed

Patrick Orr	Form 3	02/24/2009
James Orr	Form 3	02/25/2009

Code of Ethics

We have adopted a Code of Ethics for our principal executive and financial officers.  Our Code of Ethics is filed as an Exhibit to this Annual Report, Exhibit 14.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because of our limited operations; and because we have only one director and two officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee

We have has not established an Audit Committee because of our limited operations; and because we have only one director and two officers, we believe that we are able to effectively manage the issues normally considered by a Audit Committee.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
Patrick Orr Director, President	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended December 31, 2008. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2008.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

GoldPoint did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2008.  GoldPoint has also not granted any stock options to the executive officer of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to GoldPoint to own more than 5% of the outstanding common stock as of December 31, 2007 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	Patrick Orr 110 South Fairfax Avenue #A11-123 Los Angeles, CA 90036	2,000,000 shares	55.6%
Common Stock	James Orr 110 South Fairfax Avenue #A11-123 Los Angeles, CA 90036	10,000 shares	less than 1%
Common Stock	As a Group	2,010,000 shares	55.6%

The percent of class is based on 3,600,000 shares of common stock issued and outstanding as of December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During Fiscal Year 2008, there were no material transactions between the Company and any Officer, Director or related party other than the Option to Purchase the Claim by and between Patrick Orr and the Company described herein, none of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

As of December 31, 2008 the Company has incurred auditing expenses of approximately $8,550 which includes bookkeeping and auditing services.  There were no other audit related services or tax fees incurred.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

2.	Financial Statement Schedules.
All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation are incorporated herein by reference to Form SB-2, filed on December 13, 2007.

3.2	By-Laws Incorporation are incorporated herein by reference to Form SB-2, filed on December 13, 2007.

14	Code of Ethics

23.1	Consent of Accountant

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	4700 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDPOINT RESOURCES, INC.

By:	/s/ PATRICK ORR
PATRICK ORR
President
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer
Secretary, Director

Date: March 5, 2009

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)

FINANCIAL REPORTS

DECEMBER 31, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Goldpoint Resources, Inc.
Los Angeles, California

We have audited the accompanying balance sheets of Goldpoint Resources, Inc. (An Exploration Stage Enterprise) as of December 31, 2008 and 2007 the related statements of operations, stockholders’ equity, and cash flows for the period June 29, 2007 (inception) through December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly,   we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit  also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldpoint Resources, Inc. (An Exploration Stage Enterprise) as of December 31, 2008 and 2007 and the results of its operations and cash flows for period June 29, 2007 (inception) through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

January 28, 2009
Las Vegas, Nevada

GOLDPOINT RESOURCES, INC
(An Exploration Stage Enterprise)
BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$4,190	$4,990
Total Current Assets	4,190	4,990

TOTAL ASSETS	$4,190	$4,990

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,500	$4,745
Total Current Liabilities	4,500	4,745

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value;
50,000,000 shares authorized,
3,600,000 and 2,100,000 shares issued and outstanding,
respectively	3,600	2,100
Additional paid-in capital	32,400	3,900
Accumulated deficit	(36,310)	(5,755)
Total Stockholders' Equity (Deficit)	(310)	245

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$4,190	$4,990

See Accompanying Notes to Financial Statements

GOLDPOINT RESOURCES, INC
(An Exploration Stage Enterprise)
STATEMENTS OF OPERATIONS

			June 29, 2007
	Year Ended		(inception)
	December 31,	December 31,	to
	2008	2007	December 31, 2008

REVENUES	$-	$-	$-

OPERATING EXPENSES
Exploration expense	4,000	-	4,000
Professional fees	12,063	5,220	17,283
Consulting	8,000	-	8,000
General and administrative expenses	6,492	535	7,027
Total operating expenses	30,555	5,755	36,310

LOSS FROM OPERATIONS	(30,555)	(5,755)	(36,310)

LOSS BEFORE TAXES	(30,555)	(5,755)	(36,310)

INCOME TAX EXPENSE	-	-

NET LOSS	$(30,555)	$(5,755)	$(36,310)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	3,101,458	1,400,000

See Accompanying Notes to Financial Statements

GOLDPOINT RESOURCES, INC
(An Exploration Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Additional		Total
		Common Stock		Paid-in	Accumulated	Stockholders'
	Date	Shares	Amount	Capital	Deficit	Equity (Deficit)

Common stock issued for cash
at $0.0025 per share	8/31/07	2,000,000	$2,000	$3,000	$-	$5,000

Common stock issued for services
at $0.0025 per share	8/31/07	100,000	100	900		1,000

Net loss for the year ended,
December 31, 2007					(5,755)	(5,755)

Balance, December 31, 2007		2,100,000	2,100	3,900	(5,755)	245

Common stock issued for cash
at $0.02 per share	2/19/08	105,000	105	1,995		2,100

Common stock issued for cash
at $0.02 per share	2/26/08	70,000	70	1,330		1,400

Common stock issued for cash
at $0.02 per share	2/28/08	207,500	208	3,943		4,151

Common stock issued for cash
at $0.02 per share	3/18/08	15,000	15	285		300

Common stock issued for cash
at $0.02 per share	3/19/08	70,000	70	1,330		1,400

Common stock issued for cash
at $0.02 per share	3/27/08	5,000	5	95		100

Common stock issued for cash
at $0.02 per share	4/1/08	290,000	290	5,510		5,800

Common stock issued for cash
at $0.02 per share	5/6/08	500,000	500	9,500		10,000

Common stock issued for cash
at $0.02 per share	8/26/08	60,000	60	1,140		1,200

Common stock issued for cash
at $0.02 per share	12/30/08	177,500	178	3,372		3,550

Net loss for the year ended
December 31, 2008					(30,555)	(30,555)

Balance December 31, 2008		3,600,000	$3,600	$32,400	$(36,310)	$(310)

See Accompanying Notes to Financial Statements

GOLDPOINT RESOURCES, INC
(An Exploration Stage Enterprise)
STATEMENTS OF CASH FLOWS

			June 29, 2007
	Year Ended		(inception)
	December 31,	December 31,	to
	2008	2007	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(30,555)	$(5,755)	$(36,310)
Common stock issued for services	-	1,000	1,000
Adjustments to reconcile net loss to net cash			-
provided (used) by operating activities:			-
Accounts payable	(245)	4,745	4,500
Net cash provided (used) by operating activities	(30,800)	(10)	(30,810)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
	-	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Common stock issued for cash	30,000	5,000	35,000
Net cash provided by financing activities	30,000	5,000	35,000

Net increase (decrease) in cash and cash equivalents	(800)	4,990	4,190

Cash at beginning of period	4,990	-	-

Cash at end of period	$4,190	$4,990	$4,190

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

See Accompanying Notes to Financial Statements

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

NOTE 2 –SIGNIFICANT ACCOUNTING POLICIES

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

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles1 that are generally accepted are categorized in descending order of authority as follows:

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.  As of December 31, 2008 and 2007 the Company had no cash equivalents.

Earnings Per Share
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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2008, 2007 and since inception.  As of December 31, 2008, 2007 and since inception, the Company had no dilutive potential common shares.

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2008 and 2007.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2008.

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

Going Concern
As shown in the accompanying financial statements, at December 31, 2008, the Company has limited cash, and an exploration stage accumulated deficit of $36,310. These factors indicate that the Company may be unable to continue in existence in the absence of receiving additional funding which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company estimates that approximately $60,000 to $75,000 is required to fund operations of the Company for the next 12 months assuming minimal exploration activities.  As disclosed in Note 6, testing on mineral claims were not favorable and the Company is evaluating whether to continue exploring the current mineral claims.  Management is committed to funding compliance costs required for the Company through loans while the direction of the Company is being evaluated.

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

Mineral properties are periodically assessed for impairment of value and any diminution in value. As of December 31, 2008 and December 31, 2007, there was no impairment of mineral properties.

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

Income Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.”  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset. See Note 5.

Effective November 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation or liquidity.  The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended March 31, 2008, or during the prior three years applicable under FIN 48.

As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.

At December 31, 2008 the Company had deferred tax assets calculated at an expected rate of 35% of approximately $12,700 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at December 31, 2008. The significant components of the deferred tax asset at December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Net operating loss carryforward	$36,310	$5,755

Deferred tax asset	$12,708	$2,014
Deferred tax asset valuation allowance	(12,708)	(2,014)
Net deferred tax asset	$-	$-

At December 31, 2008, the Company has net operating loss carryforwards of approximately $36,310, which begin to expire in the year 2027. The change in the allowance account from December 31, 2007 to December 31, 2008 was $10,694.

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 3 – MINERAL PROPERTIES

On August 30, 2007 and amended October 17, 2008, the Company entered into an “Option to Purchase Agreement” (option agreement) with its President to purchase 100% undivided interest in the Lode mining claim PAT # 1 located in the Eldorado Canyon Mining District, Clark County, Nevada.

The Company, according to the option agreement as amended October 17, 2008, must complete exploration expenditure of $10,000 on or before September 30, 2009. Also, the agreement requires an additional $25,000 of completed exploration expenditures on or before September 30, 2010 for an aggregate minimum exploration expenses of $35,000.

Upon exercise of the option the Company agrees to pay the President, commencing January 1, 2011, the sum of $25,000 per annum for as long as the Company holds any interest in the Claims.

As of December 31, 2008 the Company has incurred $4,000 toward the exploration expenditures required by the option agreement.

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

During the year ended December 31, 2008 the Company has sold 1,500,000 shares at $0.02 per share, for total proceeds of $30,000 through its registered offering.

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

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 6 – SUBSEQUENT EVENTS

On January 20, 2009 the Company filed on a Form 8-K information relating the surface sampling program that was conducted on the PAT#1 Lode claim located in Clark County Nevada.  The Company determined the results were not favorable and estimated at least an additional $60,000 to $75,000 would be required for additional exploration to determine the potential of the property.  In consideration of the estimated costs and the limited amount of funds currently available to the Company management is in the process of determining the future direction of the Company and once any decisions are made will make the announcement public.  Possibilities for the Company will be for management to gain funding for the continuation of exploration, acquire and evaluate new claims, merge with another Company, or other opportunities that management determines as best for the Company’s shareholders.