Form 10-Q
period 2009-03-31
Goldpoint Resources, Inc.
filed 2009-05-13
CIK 1419886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from to

Commission File number 000-53452

GOLDPOINT RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	75-3250686
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

110 South Fairfax Avenue, #A11-123, Los Angeles, CA 90036
(Address of principal executive offices)

213-590-7249
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Small reporting company	[X]
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)        Yes [X]   No   [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

May 12, 2009: 3,600,000 common shares with a par value of $0.001 per share

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of GoldPoint Resources, Inc. (a pre-exploration stage company) at March 31, 2009 (with comparative figures as at December 31, 2008) and the statement of operations for the three months ended March 31, 2009 and 2008 and for the period from August 29, 2007 (date of incorporation) to March 31, 2009 and the statement of cash flows for the three months ended March 31, 2009 and 2008 and for the period from August 29, 2007 (date of incorporation) to March 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

GOLDPOINT RESOURCES, INC
(An Exploration Stage Enterprise)
BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$4,190
Total Current Assets	-	4,190

TOTAL ASSETS	$-	$4,190

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,450	$4,500
Check in excess of bank balance	545	-
Total Current Liabilities	4,995	4,500

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value;
50,000,000 shares authorized,
3,600,000 shares issued and outstanding at March 31,
2009 and December 31, 2008, respectively	3,600	3,600
Additional paid-in capital	32,400	32,400
Accumulated deficit	(40,995)	(36,310)
Total Stockholders' (Deficit)	(4,995)	(310)

TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$-	$4,190

See accompanying condensed notes to these interim financial statements.

GOLDPOINT RESOURCES, INC
(An Exploration Stage Enterprise)
STATEMENTS OF OPERATIONS

			June 29, 2007
	Three Months Ended		(inception)
	March 31,	March 31,	to
	2009	2008	March 31, 2009
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-

OPERATING EXPENSES
Exploration expense	48	-	4,048
Professional fees	3,950	2,860	21,233
Consulting	-	-	8,000
General and administrative expenses	687	-	7,714
Total operating expenses	4,685	2,860	40,995

LOSS FROM OPERATIONS	(4,685)	(2,860)	(40,995)

LOSS BEFORE TAXES	(4,685)	(2,860)	(40,995)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(4,685)	$(2,860)	$(40,995)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	3,600,000	2,258,901

See accompanying condensed notes to these interim financial statements.

GOLDPOINT RESOURCES, INC
(An Exploration Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Common stock issued for cash
at $0.0025 per share	2,000,000	$2,000	$3,000	$-	$5,000

Common stock issued for services
at $0.0025 per share	100,000	100	900	-	1,000

Net loss for the year ended,
December 31, 2007	-	-	-	(5,755)	(5,755)

Balance, December 31, 2007	2,100,000	2,100	3,900	(5,755)	245

Common stock issued for cash
at $0.02 per share	1,500,000	1,500	28,500	-	30,000

Net loss for the year ended					-
December 31, 2008	-	-	-	(30,555)	(30,555)

Balance December 31, 2008	3,600,000	$3,600	$32,400	$(36,310)	$(310)

Net loss for the period ended					-
March 31, 2009	-	-	-	(4,685)	(4,685)

Balance March 31, 2009	3,600,000	$3,600	$32,400	$(40,995)	$(4,995)

See accompanying condensed notes to these interim financial statements.

GOLDPOINT RESOURCES, INC
(An Exploration Stage Enterprises)
STATEMENTS OF CASH FLOWS

			June 29, 2007
	Three Months Ended		(inception)
	March 31,	March 31,	to
	2009	2008	March 31, 2009
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(4,685)	$(2,860)	$(40,995)
Common stock issued for services	-	-	1,000
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Accounts payable	(50)	(885)	4,450
Checks in excess of bank balance	545	-	545
Net cash provided (used) by operating activities	(4,190)	(3,745)	(35,000)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
	-	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Common stock issued for cash	-	9,450	35,000
Net cash provided by financing activities	-	9,450	35,000

Net increase (decrease) in cash and cash equivalents	(4,190)	5,705	-

Cash at beginning of period	4,190	4,990	-

Cash at end of period	$-	$10,695	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying condensed notes to these interim financial statements.

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 –BASIS OF PRESENTATION

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K, which was filed with the SEC on March 5, 2009. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Goldpoint Resources, Inc., as of March 31, 2009 and the results of its operations and cash flows for the three months then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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
MARCH 31, 2009

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.  As of March 31, 2009 and December 31, 2008, the Company did not have any cash equivalents.

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," ("SFAS 107")include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2009 and 2008.

SFAS No. 157, “Fair Value Measurements" ("SFAS 157"), define fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended March 31, 2009.

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

Going Concern
These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and liabilities in the normal course of business. The Company commenced operations on June 29, 2007 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended March 31, 2009 in the amount of $40,995. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

At March 31, 2009 the Company had deferred tax assets calculated at an expected rate of 34% of approximately $13,900 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at March 31, 2009. The significant components of the deferred tax asset at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
Net operating loss carryforward	$40,995	$36,310

Deferred tax asset	$13,938	$12,345
Deferred tax asset valuation allowance	(13,938)	(12,345)
Net deferred tax asset	$-	$-

At March 31, 2009, the Company has net operating loss carryforwards of approximately $40,900, which begin to expire in the year 2027. The change in the allowance account from December 31, 2008 to March 31, 2009 was $2,103.

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

The option to acquire the claim is contingent on the Company incurring exploration costs on the claims of a minimum of $10,000 on or before September 30, 2009; as well as the Company incurring exploration costs on the claims of a further $25,000 (for aggregate minimum exploration costs of $32,000) on or before September 30, 2010.  Upon exercise of the option, the Company agrees to pay the seller, Patrick Orr, our officer and director, the sum of $25,000 per annum, commencing January 1, 2011, for so long as the Company holds any interest in the claims

As of March 31, 2009 the Company has incurred $4,000 toward the exploration expenditures required by the option agreement.

GOLDPOINT RESOURCES, INC.
(An Exploration Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

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

During the period ended March 31, 2009 the Company did not sell any shares of common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of GoldPoint Resources, Inc. (“GPNT”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

GPNT is a start-up, pre-exploration stage company, incorporated in the State of Nevada on August 29, 2007 and with a fiscal year end of December 31.   We have no subsidiaries, affiliated companies or joint venture partners.

Our business is the search for gold and related minerals. Our planned exploration work is exploratory in nature.  We have not generated any operating revenues since inception.  We have an Option to Purchase Agreement by and between our current officer and director, Patrick Orr, that grants the Company the exclusive right and option to acquire an undivided 100% of the right, title and interest in and to the claim upon satisfying certain terms and conditions as follows:  The option to acquire the claim is contingent on the Company incurring exploration costs on the claims of a minimum of $10,000 on or before September 30, 2009; as well as the Company incurring exploration costs on the claims of a further $25,000 (for aggregate minimum exploration costs of $32,000) on or before September 30, 2010.  Upon exercise of the option, the Company agrees to pay the seller, Patrick Orr, our officer and director, the sum of $25,000 per annum, commencing January 1, 2011, for so long as the Company holds any interest in the claims. To date, we have spent approximately $4,000 in preliminary surface sampling, which did not yield favorable results; we have not discovered any ores or reserves on the Claim. We have incurred losses since inception and we must raise additional capital to fund our operations.  There is no assurance we will be able to raise this capital.  The Company disclosed in its 2008 annual report filed on Form 10-K that based upon the results from the recent sampling program, and the expenses associated with continuing any exploration on the property, management has concluded in the interest of its shareholders that it must reevaluate the business strategy of the Company.

Principal Office

Our administrative office is located at 110 South Fairfax Avenue, #A11-123, Los Angeles, CA 90036.  Our telephone number is 213-590-7249.

Other information

GPNT has 3,600,000 shares outstanding.

GPNT is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10K and Form 10Qs.  The shareholders may read and copy any material filed by GPNT with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which GPNT has filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.   GPNT has no website at this time.

Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of GPNT and the notes, which forms an integral part of the financial statements, which are attached hereto.

DESCRIPTION OF THE PROPERTY

We own no property; we have an Option to Purchase Agreement by and between our current officer and director, Patrick Orr, that grants the Company the exclusive right and option to acquire an undivided 100% of the right, title and interest in and to the claim upon satisfying certain terms and conditions.

 Plan of Operation

To date we have conducted preliminary surface sampling on the property with expenditures of $4,000.   The results from the limited sample program indicated that the property had a very low potential for any commercial viable gold or silver mineral deposit.  As such, additional exploration will be required in order to identify if there is any potential for commercial viable minerals on the property.  The additional exploration would likely require geochemical and geophysical sampling programs along with a preliminary geological mapping program in order to identify the resource potential of the property.  The estimated cost to accomplish the additional exploration has been estimated at $60,000 to $75,000.

Based upon the sampling program that was conducted and the expenses associated with continuing any exploration on the property management concluded it was in the best interest of its shareholders to reevaluate the business strategy of the Company.  Possibilities for the Company will be for management to gain funding for the continuation of exploration, acquire and evaluate new claims, merge with another Company, or other opportunities that management determines as best for the Company’s shareholders.

Subsequent to the first quarter ended March 31, 2009, on April 23, 2009 management announced that GPNT was in preliminary discussions to be acquired by a closely held company via a reverse acquisition. Management believes given the current financial condition of GPNT and the results of the sampling conducted a reverse acquisition is reasonable and provides potential opportunity to provide shareholder value. There can be no guarantee or assurance that management will be successful in accomplishing the above possibility.  Investors must be aware that failure to do so would result in a complete loss of any investment made into the Company.

Competitive Factors

The mining industry is highly fragmented. We are competing with many other exploration companies looking for gold and silver. We are among the smallest exploration companies in existence and are an infinitely small participant in the mining business that is the cornerstone of the founding and early stage development of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our claims.

Regulations

Exploration activities are subject to various national, state,  and local laws and regulations, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We believe that we are currently are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations.

Our exploration activities are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our exploration activities are conducted in material compliance with applicable laws and regulations. Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomic.

Employees

At present, we have no employees as such although each of our officers and directors devotes a portion of his time to the affairs of the Company.  None of our officers and directors has an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no benefits available to any employee.

Investment Policies

GPNT does not have an investment policy at this time.  Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the director is able to invest or additional funds held by GPNT.   Presently GPNT does not have any excess funds to invest.

Since we have had very minimal business activity, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at March 31, 2009, we had no available cash on hand and a working capital deficiency of $40,995.   The Company will require cash injections of approximately $31,000 to enable the Company to meet its anticipated expenses over the next twelve months, including carrying out our planned exploration work.  Unless we raise additional funds immediately, we will be faced with a working capital deficiency that may result in the failure of our business, resulting in a complete loss of any investment made into the Company.  Our future financial success will be dependent on the success of obtaining capital.

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on August 29, 2007 to March 31, 2009, of $40,995. We did not earn any revenues during the aforementioned period.

Critical Accounting Policies.   Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.  The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of March 31, 2009, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on GPNT terms.

Trends.   We are in the pre-explorations stage and have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  Management has determined that it is in the best interest of its shareholders to reevaluate its business direction and consider other options including but not limited to obtain funding for the continuation of exploration, acquire and evaluate new claims, merge with another Company, or other opportunities that management determines as best for the Company’s shareholders.  There can be no guarantee or assurance that management will be successful in accomplishing any of the above possibilities.  Investors must be aware that failure to do so would result in a complete loss of any investment made into the Company.

Limited Operating History; Need for Additional Capital.  There is no historical financial information about us upon which to base an evaluation of our performance as an exploration corporation. We are a pre-exploration stage company and have not generated any revenues from our exploration activities. Further, we have not generated any revenues since our formation on August 29, 2007.  We require immediate additional capital in order to continue as a going concern.  If we are unable to secure approximately $31,000 of the course of the next twelve months our business will fail and any investment made into the Company would be lost in its entirety.  We cannot guarantee we will be successful in our exploration activities or in any activity that management directs the business.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services.

Results of Operations – Since inception to March 31, 2009.

For the three months ended March 31, 2009, we had a net loss of $4,685 and an accumulated loss since inception of $40,995.   We have not generated any revenue from operations since inception.  Our accumulated loss from our date of inception represents various expenses incurred with organizing the company, undertaking audits, recognizing management fees and general office expenses.

Balance Sheet as at March 31, 2009.  We had no cash available as at March 31, 2009. Total shareholders’ accumulated deficiency as at March 31, 2009 was $40,995. Total shares outstanding, as at March 31, 2009, was 3,600,000.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital and (g) the benefits related to ownership of our common stock. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements for the reasons, among others, described within the various sections of this Form 10-Q, specifically the section entitled “Risk Factors”.   In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-Q will in fact occur as projected. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET RISK

We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, being Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 4T.  CONTROLS AND PROCEDURES

(b)           Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are  likely to materially affect our internal control over financial reporting.  Our management, being Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

PART 11 – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings to which GPNT or is a party or is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended December 31, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3.1	Articles of Incorporation (incorporated by reference from GPNT’s Registration Statement on Form SB-2 filed on December 13, 2007, Registration No. 333-148036)

3.2	By-laws (incorporated by reference from GPNT’s Registration Statement on Form SB-2 filed on December 13, 2007, Registration No. 333-148036)

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Reports on Form 8-K

On January 20, 2009 the Company filed on Form 8-K (Other Events) the results of its surface sampling program.

On February 13, 2009 the Company filed on Form 8-K (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.) the election of James Orr as Corporate Secretary.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDPOINT RESOURCES, INC.
(Registrant)

Date: May 12, 2009	/S/ PATRICK ORR
Chief Executive Officer, President and Director Chief Financial Officer, Chief Accounting Officer, and Director