Form 10-Q
period 2009-06-30
Goldpoint Resources, Inc.
filed 2009-08-19
CIK 1419886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to _________.

Commission File Number: 000-53452

GOLDPOINT RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3250686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 N. America Way, Ste#201, Miami, FL	33132
(Address of principal executive offices)	(Zip Code)

(305) 416-6402
(Registrant’s telephone number, including area code)

110 South Fairfax Avenue, #A11-123, Los Angeles, CA 90036
(Former name, former address and former fiscal year, if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒             No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes   ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 18, 2009 there were 38,561,844  shares of the issuer’s common stock outstanding.

GOLDPOINT RESOURCES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

TABLE OF CONTENTS

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report on Form 10-Q to "we", "us", "our" and the “Company” are to Goldpoint Resources, Inc., a Nevada corporation and its wholly-owned subsidiary Island Breeze International. Island Breeze International became a wholly owned subsidiary of the Company as of June 12, 2009.  We formerly owned an option to acquire a mineral claim in Clark County, Nevada.  We have abandoned that business and our current business is conducted through Island Breeze International, a development stage company, which intends to own and operate gaming day cruises.

Cautionary Notice Regarding Forward Looking Statements

The disclosure and analysis in this Report contains some forward-looking statements. Certain of the matters discussed concerning our operations, cash flows, financial position, economic performance and financial condition, in particular, future sales, product demand, competition and the effect of economic conditions include forward-looking statements within the meaning of section 27A of the Securities Act of 1933, referred to herein as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, referred to herein as the Exchange Act.

Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions, are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including, working capital, capital expenditures, adequacy of funds and other projections, and statements expressing general optimism about future operating results, and non-historical information, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved.

Readers are cautioned that our forward-looking statements are not guarantees of future performance and the actual results or developments may differ materially from the expectations expressed in the forward-looking statements.

As for the forward-looking statements that relate to future financial results, capital requirements and other projections, actual results will be different due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than projected. Given these uncertainties, you should not place any reliance on these forward-looking statements. These forward-looking statements also represent our estimates and assumptions only as of the date that they were made. We expressly disclaim a duty to provide updates to these forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing to reflect events or changes in circumstances or changes in expectations or the occurrence of anticipated events.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report, and those described from time to time in our future reports filed with the Securities and Exchange Commission.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

On June 12, 2009 we acquired all of the outstanding capital stock of Island Breeze International (“IBI”), by issuing 30,000,000 shares of our outstanding common shares to IBI’s shareholder. We subsequently issued 5,866,844 shares of our common stock in satisfaction of IBI promissory notes.

This reverse acquisition is being accounted for as a recapitalization of Island Breeze International with Island Breeze International as the acquirer, and accordingly all comparative historical financial statements will be those of Island Breeze International, which has a fiscal year ending on December 31.

The accompanying consolidated balance sheets of Goldpoint Resources, Inc. (a development stage company) at June 30, 2009 (with comparative figures at December 31, 2008) and the consolidated statement of operations for the six and three months ended June 30, 2009 and 2008 and for the period from September 27, 2006 (date of inception) to June 30, 2009 and the consolidated statement of cash flows for the six months ended June 30, 2009 and 2008 and for the period from September 27, 2006 (date of inception) to June 30, 2009 reflect Goldpoint and its wholly-owned subsidiary.  The financial information has been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amount of common and preferred shares authorized, issued and outstanding as of June 30, 2009 and June 30, 2008 are those of Goldpoint.

Operating results for the quarter ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

GOLDPOINT RESOURCES, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$150,980	$59,016
Prepaid expenses	105,000	5,000

Total current assets	255,980	64,016

Property and equipment – at cost, net of accumulated depreciation	10,113	10,771

Vessel under renovation – m/v Island Breeze (ex Atlantis)	9,651,289	9,522,632
Vessel under renovation – m/s Casino Royale	6,508,716	5,768,665

	$16,426,098	$15,366,084

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$322,224	$285,255
Accrued expenses	150,222	40,745
Notes payable	443,904	90,371
Convertible notes payable	170,000	4,849,643

Total current liabilities	1,086,350	5,266,014

Convertible notes payable – noncurrent	-	500,000

Stockholders’ equity
Common stock: $0.001 par value; authorized 50,000,000 shares; issued and outstanding: 37,911,844 and 100 at June 30, 2009 and December 31, 2008, respectively	37,912	-
Additional paid-in capital	17,219,068	11,007,397
Accumulated deficit during development stage	(1,917,232)	(1,407,327)

Total stockholders’ equity	$15,339,748	$9,600,070

Total liabilities and stockholders’ equity	$16,426,098	$15,366,084

See Notes to Consolidated Financial Statements.

GOLDPOINT RESOURCES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(unaudited)

					Sept 27, 2006
	Three Months Ended		Six Months Ended		(inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

General, selling and administrative expenses	378,428	146,511	506,347	264,631	1,914,868
Operating loss	$(378,428)	$(146,511)	$(506,347)	$(264,631)	$(1,914,868)

Nonoperating income (expense)
Interest income	-	186	-	186	1,193
Interest expense	(2,447)	-	(3,557)	-	(3,557)

Net loss	$(380,875)	$(146,325)	$(509,904)	$(264,445)	$(1,917,232)

Net loss per share, basic and diluted	$(0.05)	$(1,463.25)	$(0.14)	$(2,644.45)

Average number of shares of common stock outstanding	7,499,126	100	3,770,329	100

See Notes to Consolidated Financial Statements.

GOLDPOINT RESOURCES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

September 27, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common stock for cash contributions	100	-	5,003,926	-	5,003,926

Net loss				(172,009)	(172,009)

Balance, December 31, 2006	100	$-	$5,003,926	$(172,009)	$4,831,917

Additional cash contributions to equity			4,970,795	4,970,795

Net loss				(616,907)	(616,907)

Balance, December 31, 2007	100	$-	$9,974,721	$(788,916)	$9,185,805

Additional cash contributions to equity			1,032,676		1,032,676

Net loss,				(618,411)	(618,411)

Balance, December 31, 2008	100	$-	$11,007,397	$(1,407,327)	$9,600,070

Recapitalization of shares of Company prior to reverse merger	3,499,900	3,500	(3,500)		-

Note issued for cancelled officer shares	(2,000,000)	(2,000)	(168,000)		(170,000)

Issuance of shares for merger with Olympian Cruises, LLC	30,000,000	30,000	(30,000)		-

Shares issued for convertible notes payable at $1.00 per share	5,566,795	5,567	5,561,228		5,566,795

Shares issued for convertible notes payable at $0.50 per share	300,049	300	149,725		150,025

Shares issued for services	525,000	525	104,475		105,000

Shares issued for cash	20,000	20	9,980		10,000

Additional cash contributions to capital			587,763		587,763

Net loss, June 30, 2009				(509,905)	(509,905)

Balance, June 30, 2009	37,911,844	$37,912	$17,219,068	$(1,917,232)	$15,339,748

See Notes to Consolidated Financial Statements.

GOLDPOINT RESOURCES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(unaudited)

			Sept 27, 2006
	Six Months Ended		(inception) to
	June 30,	June 30,	June 30,
	2009	2008	2009
Cash Flows From Operating Activities
Net loss	$(509,904)	$(264,445)	$(1,917,232)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,406	1,644	9,235
Stock issued for services	105,000	-	105,000
Changes in assets and liabilities
Prepaid expense	(100,000)	3,776	(105,000)
Accounts payable	36,969	22,227	322,224
Accrued expenses	109,476	(60,653)	150,222

Net cash used in operating activities	(357,053)	(297,451)	(1,435,551)

Cash Flows From Investing Activities
Purchase of furniture and equipment	(749)	(581)	(19,348)
Acquisition and renovation of property and equipment, m/v Island Breeze and m/s Casino Royale	(651,555)	(4,567,455)	(15,593,210)

Net cash used in investing activities	(652,304)	(4,568,036)	(15,612,558)

Cash Flows From Financing Activities
Proceeds from issuance of notes and loans	150,025	4,500,000	5,150,025
Issuance of common stock	10,000	-	10,100
Increase in officer advances	353,533	-	443,904
Contributed capital	587,763	485,645	11,595,060

Net cash provided by financing activities	1,101,321	4,985,645	17,199,089

Net increase in cash	$91,964	$120,158	$150,980

Cash, beginning of period	59,016	215,855	-

Cash, end of period	$150,980	$336,013	$150,980

Cash paid during the period for:

Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Supplemental Information and Non-monetary Transactions:

Issuance of stock for convertible debt and accrued interest	$5,716,820	$-	$5,716,820
Issuance of stock for services	$105,000	$-	$105,000
Capitalized accrued interest	$217,152	$57,699	$556,795
Issuance of $600,000 convertible debt for stock	$170,000	$-	$170,000

See Notes to Consolidated Financial Statements.

GOLDPOINT RESOURCES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation

Goldpoint Resources, Inc. (“Goldpoint” or the “Company”) is the holding company of Island Breeze International (“Island Breeze”), a development-stage enterprise under the provisions of Statement of Financial Accounting Standards, (“SFAS”) No 7, “Accounting and Reporting by Development Stage Enterprises.”  Island Breeze’s core business is focused on developing and operating gaming day cruises to nowhere.  The mission of Island Breeze is to develop the next generation entertainment product for the discerning population, who demand excellence and an alternative closer to home.

On June 12, 2009 Goldpoint Resources, Inc. (“Goldpoint”), acquired all of the issued and outstanding capital stock of Island Breeze International (“Island Breeze”), a privately held exempt Cayman Islands company, which before closing was a wholly owned subsidiary of Olympian Cruises, LLC (“Olympian”), a Delaware Limited Liability Company.

As of June 12, 2009, Olympian acquired control of Goldpoint in a transaction we referred to herein as the Share Exchange.  As of such date, Goldpoint issued 30,000,000 shares of its common stock (or approximately 77.8 % of Goldpoint’s common stock outstanding on that date) to Olympian.  In return for such issuances of shares, Goldpoint received all of the outstanding shares of capital stock of Island Breeze thus, Island Breeze became Goldpoint’s wholly-owned subsidiary and the business of the subsidiary constitutes our only operations.

Since this transaction resulted in existing shareholders of Island Breeze acquiring control of Goldpoint, for financial reporting purposes, the business combination has been accounted for as an additional capitalization of Goldpoint (a reverse acquisition with Island Breeze as the accounting acquirer).  As the operations of Island Breeze are the only continuing operations of the Company, in accounting for the transaction, Island Breeze is deemed to be the purchaser and parent company for financial reporting purposes.  Accordingly, its net assets were included in the consolidated balance sheet at their historical value.

Under the agreement relating to the Share Exchange (the “Exchange Agreement”), we were required to merge into a newly formed Delaware corporation (the “Merger”), thereby became a Delaware corporation, change our name to Island Breeze International, Inc. and change our authorized capital stock to 100,000,000 shares of Class A Common Stock, par value $0.001 per share, 16,110,500 shares of Class B Common Stock, par value $0.001 per share and 1,000,000 shares of preferred stock, par value $0.001 per share ..

It was originally contemplated that the Merger would occur prior to the consummation of the Share Exchange and that 13,889,500 shares of Class A Common Stock and 16,110,500 shares of Class B Common Stock would be issued to Olympian on consummation of the Share Exchange.  However, in order to facilitate the closing of the Share Exchange, Goldpoint and Olympian agreed to effect the Merger after the consummation of the Share Exchange rather than beforehand.  After consummation of the Merger, Olympian will exchange 16,110,500 shares of Class A Common Stock for an identical number of shares of Class B Common Stock.

The Class A and Class B Common Stock will be substantially identical except that holders of Class A Common Stock will have the right to cast one vote for each share held of record and holders of Class B Common Stock will have the right to cast ten votes for each share held of record on all matters submitted to a vote of holders of common stock. The Class A Common Stock and Class B Common Stock will vote together as a single class on all matters on which stockholders may vote, including the election of directors, except when class voting is required by applicable law.

The difference in voting rights described above increases the voting power of the Class B Common stockholders and, accordingly, has an anti-takeover effect. The existence of the Class B Common Stock may make the Company a less attractive target for a hostile takeover bid or render more difficult or discourage a merger proposal, an unfriendly tender offer, a proxy contest, or the removal of incumbent management, even if such transactions were favored by the stockholders of the Company other than the Class B Common stockholders. Thus, the stockholders may be deprived of an opportunity to sell their shares at a premium over prevailing market prices, in the event of a hostile takeover bid. Those seeking to acquire the Company through a business combination will be compelled to consult first with the Class B Common stockholders in order to negotiate the terms of such business combination.  Any such proposed business combination will have to be approved by our Board of Directors, which may be under the control of the Class B Common stockholders, and if stockholder approval is required the approval of the Class B Common stockholders will be necessary before any such business combination can be consummated.

Prior to the Share Exchange described above, Olympian owned 100% of the outstanding capital stock of Island Breeze and now Olympian has become our majority shareholder.  After the closing of the Share Exchange, Goldpoint issued (i) 5,566,795 shares of its common stock to Catino, SA in satisfaction of three convertible promissory notes aggregating $5,000,000 in principal and $566,795 in accrued interest and (ii) an aggregate 300,049 shares common stock in satisfaction of three convertible promissory notes aggregating $150,000 in principal and $25.00 in interest (the “Investor Notes”).  These notes were issued by Island Breeze, and by their terms automatically converted into Goldpoint common stock after the closing of the Share Exchange.

On June 12, 2009, immediately prior to the Share Exchange, Goldpoint redeemed 2,000,000 shares of its common stock from Patrick Orr, Goldpoint’s former President and one of two members of its Board of Directors prior to the Share Exchange, in consideration for a convertible promissory note in the amount of $600,000 (the “Orr Note”).  The Orr Note matures on September 12, 2009, unless sooner converted by the holder at a conversion price of $1.00 per share.  We can force the conversion of the Orr Note on or before the maturity date on written demand, provided we pay Mr. Orr $50,000.

In connection with the Share Exchange, Patrick Orr resigned as our director, President and Chief Financial Officer and James Orr resigned as our Corporate Secretary.  Prior to the resigning as a director, Patrick Orr appointed additional members to the Board, effective as of the date of the Share Exchange, so that our Board of Directors now consists of the following members: Bradley T. Prader, Sean F. McManimon, Michael C. Hovdestad, Thomas L. Schneider and Craig A. Szabo.  It is expected that the full Board of Directors will undertake the duties of the Compensation Committee, the Audit Committee and the Nominating Committee.  Goldpoint’s directors also appointed new officers of the Company as follows:  Bradley T. Prader as President, Chief Executive Officer and Chairman, Sean F. McManimon as Chief Operating Officer, Michael C. Hovdestad as Chief Legal Officer, and Steven G. Weismann as Chief Financial Officer.

Nature of Business

Affected on the closing of the Share Exchange, we abandoned all activities related to our mining business and our activities are now conducted exclusively through Island Breeze International.

Island Breeze was incorporated under the laws of the Cayman Islands as an exempt company on September 27, 2006.  Island Breeze is our wholly-owned subsidiary and as such is included when we use the terms “we” or “our” in this Section.  We have had no revenue and have no operations.  Our efforts since our incorporation have been focused on developing and operating gaming day cruises to nowhere.  We own two vessels which we expect to substantially renovate and equip with gaming, restaurant and entertainment related equipment.  We are currently evaluating port locations in the United States and have increased our focus on international locations in East Asia for the establishment of our initial operations.  The ports that are primarily being considered for the Company’s initial operations in the United States include Florida and Texas, and internationally we are considering and have increased our attention on various locations in East Asia.

We do not have the cash reserves required to complete the renovations of our vessels or to commence operations.  We believe that we will need at least $16,000,000 of outside funding for us to launch our first vessel and initiate our business.  Additional funds, which we estimate to be not less than $20,000,000, will be required for us to launch our second vessel and to expand our operations.

We currently expect to commence our initial cruise operations upon completion of the renovation of the m/v Casino Royale (the “Casino Royale”), a 430 foot vessel currently located in the Bahamas, which the Company acquired on May 23, 2008.  Upon completion of the renovations, we expect that the Casino Royale will have a passenger capacity of approximately 1,200 passengers and contain approximately 780 gaming positions (400 slot machines and 380 table game positions), although the final configuration may vary.

After commencement of our initial operations with the Casino Royale, we expect to commence renovations of the m/v Island Breeze (the “Island Breeze”), a 410 foot vessel currently located in Greece which we acquired on September 12, 2007.  After it is renovated, we expect the Island Breeze to have a passenger capacity of approximately 1,200 passengers and contain approximately 767 gaming positions (392 slot machines and 375 table game positions), although the final configuration may vary.  Upon completion of renovations of the Island Breeze, we intend to place the Island Breeze in service and establish our second planned cruise-to-nowhere operation from a yet to be determined port location.  We may reverse the order in which we launch our vessels.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Accounting Method

The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America

Summary of New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. FSP107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted FSP 107-1 in the second quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

In April 2009, the FASB issued FASB Staff Positions 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted FSP 115-2 and 124-2 in the second quarter of 2009. FSP 115-2 and 124-2 did not have a material impact on the financial statements.

In April 2009, the FASB issued FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP 157-4 in the second quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending January 3, 2010. This will not have an impact on the consolidated results of the Company.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, cash equivalents include highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.  We had no cash equivalents at June 30, 2009 and December 31, 2008, respectively.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the three and six months ended June 30, 2009 and 2008 there were no terms of other comprehensive income.

Concentrations of Risk

As of June 30, 2009 and December 31, 2008, the Company maintained its cash accounts in United States dollars at two commercial banks in the United States and one commercial bank in Greece. The balance in the bank account in Greece was subject to the normal and customary risks of disbursement and withdrawal pertaining to a foreign currency account in that country.

Earnings Per Share

The Company computes earnings per share under Financial Accounting Standard No. 128, ”Earnings Per Share" (SFAS 128).  Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year.  Dilutive common stock equivalents consist of shares issuable upon the conversion of convertible notes and the exercise of the Company's stock options and warrants (calculated using the treasury stock method).  During the three and six months ended June 30, 2009 and 2008, and from inception to June 30, 2009, common stock equivalents were not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

At June 30, 2008, the following convertible securities were not included in fully-diluted loss per share because the result would have been anti-dilutive:  Warrants to purchase 1,000,000 shares at $1.00 per share, debt convertible into 4,544,384 shares at $1.00 per share.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.  Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," ("SFAS 107") include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2009 and December 31, 2008.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended June 30, 2009.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements the Company incurred losses from operations of $380,875 and $146,325 for the three months ended June 30, 2009 and 2008, respectively; $509,904 and $264,445 for the six months ended June 30, 2009 and $1,917,232 from inception (September 27, 2006) through June 30, 2009. In addition, the Company’s current liabilities exceed its current assets by $830,370 as of June 30, 2009. These factors among others, including the Company’s current cash position, which was $150,980 as of June 30, 2009, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time absent the infusion of substantial additional capital.

If operations and cash flows substantially improve, including through funds realized upon a debt or equity financing transaction, management believes that the Company can meets its ongoing obligations and continue to operate.  However, no assurance can be given that management’s actions will result in the resolution of its liquidity problems or its eventual emergence as a profitable company.

The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Income Taxes

The Company has implemented the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) and clarified by FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 – Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.  The Company has not taken any tax positions that, if challenged, would have a material effect on the financial statements for the twelve-months ended December 31, 2008, or during the prior three years applicable under FIN 48.

The Company does not anticipate a provision for a corporation tax levied by the States and international governments, at the various proposed ports of operations, on gaming and concession revenues earned within international waters since at this time such revenue generated is exempt from corporation taxes.  However, the Company will include future provisions for a corporation tax on revenues generated from the sale of concessions, while moored at the port of operations or while traversing through territorial waters.

Long-lived Assets

In accordance with SFAS No. 144, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  SFAS No. 144 relates to assets that can be amortized and the life determinable.  The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.  If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell.  From inception to June 30, 2009 the Company recognized no impairment of long-lived assets.

Property and Equipment

Property and equipment is stated at the historical cost, less accumulated depreciation. Depreciation on property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets for both financial and income tax reporting purpose as follows:

Years
Vessel	30
Vessel improvement	3-28
Machinery and equipment	10
Computer hardware and software	3-5

We capitalize costs that are directly related to the purchase and renovation of the vessels.  We capitalize interest as part of vessel acquisition costs and other capital projects during their renovation period.  Upon placing the vessels into service, the vessels will be depreciated over their useful lives and the costs of repairs and maintenance, including minor improvement costs, will be charged to expenses as incurred. Further, upon placing vessels into service, specifically identified or estimated cost and accumulated depreciation of previously capitalized vessel components will be written off upon replacement.

Dry-dock costs primarily represent planned major maintenance activities that are incurred when a vessel is taken out of service for scheduled maintenance. These costs will be expensed as incurred

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standard 123 (revised 2004), Share-Based Payment (SFAS 123R) using the modified prospective approach. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees and non employees.

NOTE 3 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has no preferred stock.

Common Stock

The Company’s capitalization is 50,000,000 common shares with a par value of $0.001 per share.

On May 30, 2009, at the request of the subscriber, the Company cancelled 100,000 common shares originally subscribed for on June 24, 2008.

On June 12, 2009, the Company issued 30,000,000 common shares (restricted securities under SEC Rule 144) at $0.20 per share to Olympian Cruises, LLC. in exchange for all the outstanding shares of capital stock of Island Breeze International.

On June 12, 2009, the Company cancelled 2,000,000 common shares issued to Patrick Orr (the prior director and President of the Company) in consideration for a convertible promissory note in the amount of $600,000 (the “Orr Note”).  The Orr Note matures on September 12, 2009, unless sooner converted by the holder at a conversion price of $1.00 per share.  We can force the conversion on or before the maturity date on written demand provided we pay Mr. Orr $50,000.

On June 12, 2009, the Company issued (i) 5,566,795 shares of its common stock (restricted securities under SEC Rule 144) to Catino, SA in satisfaction of three convertible promissory notes (the “Catino Convertible Notes”) aggregating $5,000,000 in principal and $566,795 in accrued interest and (ii) an aggregate 300,049 shares common stock (restricted securities under SEC Rule 144) in satisfaction of three convertible promissory notes aggregating $150,000 in principal and $25.00 in interest (the “Investor Notes”).  The Catino Convertible Notes and the Investor Notes were issued by Island Breeze and by their terms automatically converted into Goldpoint common stock immediately after of the consummation of the Share Exchange.

On June 15, 2009, the Company issued 500,000 common shares (restricted securities under SEC Rule 144) at $0.20 per share to Eaton & Van Winkle, LLP as  payment for legal services associated with the share exchange and future services based upon the stock market price on the date of the Share Exchange.

On June 24, 2009, the Company issued 25,000 common shares (restricted securities under SEC Rule 144) at $0.50 per share for payment of loan fees in association with a promissory note issued by the Company based upon the Company’s Securities Purchase Agreement price.

On June 29, 2009, the Company sold 20,000 common shares (restricted securities under SEC Rule 144) at $0.50 per share for total proceeds of $10,000 to an investor.

The Company believes all of the issuances of securities referred to in this Note were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2009 and December 31, 2008 were as follows:

	2009	2008
Furniture and fixtures	$3,844	$3,844
Office equipment	11,931	11,182
Computer software	3,573	3,573
	19,348	18,599

Less accumulated depreciation	9,235	7,828

Property and equipment, net	$10,113	$10,771

Depreciation expense was $703 and 1,407 for the three and six month periods ending June 30, 2009, $821 and 1,643 for the three and six month periods ending June 30, 2008, and $9,235 since inception, respectively.

NOTE 5 – NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following at June 30, 2009 and December 31, 2008:

	2009	2008
Loans payable to officers, directors, (a)	$92,603	$90,371
Loans payable – others, (b)	351,301	-
Convertible Promissory Notes – Catino, SA (c)	-	4,849,643
Convertible Promissory Note – P. Orr (d)	170,000	-

Less current portion	613,904	4,940,014

Long-term portion	$-	$500,000

(a)
On December 1, 2008 and December 5, 2008 the Company borrowed an aggregated sum of $90,000 from officers and directors of the Company.  The Company issued Promissory Notes with a term of one year at an interest rate of five percent that accrues to term.

(b)
On June 4, 2009, we borrowed $50,000 and issued a Promissory Note to a lender affiliated with one of our directors.  The Promissory Note provides for interest at the rate of 5% per annum and is payable along with principal, 60 days from date of issue, which date is likely to be extended.  On June 8, 2009, we borrowed $50,000 from a member of Olympian Cruises, LLC.  This loan, plus interest at the rate of 5% annum is payable August 8, 2009, which date is likely to be extended. On June 18, 2009, we borrowed $250,000 from a member of Olympian Cruises, LLC.  This loan, plus interest at the rate of 12% per annum is payable 90 days from the date of issue.  We also issued 25,000 shares of Common Stock in connection with this loan.

(c)
In May 2008 and September 2008, we borrowed an aggregate of $5,000,000 and issued convertible notes due on different dates commencing in November, 2009 and ending in March, 2010, eighteen months from the date of each loan together with interest at the rate of 12% per annum. The principal amount and accrued interest due on the notes automatically converted into shares of our common stock, at $1.00 per share, after the consummation of the reverse acquisition on June 12, 2009, on which date we issued 5,566,795 shares of our common stock in satisfaction of the notes.

(d)
On June 12, 2009, our predecessor issued a $600,000 non interest bearing Convertible Note to Patrick Orr, President and one of two members of Goldpoint’s Board of Directors.  The Note is non-interest bearing with a term of three months.  On or before the Maturity Date, Mr. Orr may convert the principal amount of the note into 600,000 shares of our common stock and upon written notice to Mr. Orr, we may convert the Principal Amount of the Note into shares of Common Stock at the Conversion Price, provided we pay Mr. Orr $50,000.

NOTE 6 – COMITTMENTS AND CONTINGENCIES

Leasing Arrangements

The Company leases facilities under a lease agreement with a term expiring in June 2012.  The lease may be cancelled by either party with 90-days prior written notice.

Future minimum rental payments under this operating lease are as follows:

Year ending December 31,	2009	$19,996
	2010	39,991
	2011	39,991
	2012	19,996

		$119,974

Rent expense for leased facilities for the three and six months ended June 30, 2009 were $9,998 and $19,996, respectively and for the three and six months ended June 30, 2008 $6,665 and $19,996, respectively.

The lease agreement requires the Company to obtain and maintain on a perpetual basis a letter of credit (the “LOC”) from a financial institution in the amount of $31,298.  As of June 30, 2009 the Company has maintained its LOC obligation.  The commitment expires in June 2012, when the operating lease expires.

Vessel Purchase

On September 12, 2007, the Company completed the purchase of the passenger ship m/v Atlantis, and subsequently renamed it the m/v Island Breeze.  The total aggregated costs related to the purchase of the vessel were $8,039,645.  As of June 30, 2009, the Company has paid an additional $1,611,644 in renovation costs for an aggregated total of $9,651,289.

The m/v Island Breeze is currently moored in Elefsina Bay, near Piraeus, Greece.  The Company estimates the full scale renovation of the vessel will cost approximately $9,900,000 and will take approximately six months to complete from the date the Company secures the renovation funds.  The Company anticipates an additional $3,300,000 of costs related to the purchase and installation of gaming equipment, IT equipment, and other furniture, fixtures & equipment.  Further, we will continue to incur additional carrying costs related to the Island Breeze while we focus on the renovation and launch of the Casino Royale which we expect to renovate before we begin renovating the Island Breeze.

On May 23, 2008, the Company acquired the m/v Casino Royale from Catino, S.A.  The total aggregated costs related to the purchase of the vessel were $4,622,164.   As of June 30, 2009, the Company has paid an additional $1,886,552  in renovation related costs for an aggregated total of $6,508,716.

The m/v Casino Royale is currently moored in Freeport, Bahamas.  The Company estimates the full scale renovation of the Casino Royale will cost an additional $8,400,000.  Following closing of the renovation funds, the Company will commence renovations which will take approximately five months to complete.  Additionally, the Company anticipates an additional $1,500,000 in costs related to the purchase and installation of gaming equipment, IT equipment, and other furniture, fixtures & equipment.

Prior to placing the m/v Casino Royale into operation, the vessel must obtain certain certifications from the vessel’s classification society, the Hellenic Register of Shipping (“HRS”), the costs of which are included in the renovation estimates.  The vessel is considered in “lay-up” status and was inspected by HRS in July 2008.   Prior to operating the vessel, the Company is required to complete Class inspections including dry docking. The Company expects to complete renovations and commence operations approximately six months after the closing of the renovation funds.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the period of January 1, 2009 to June 30, 2009 the Company engaged in the following related party transaction as noted in sub-notes below:

(1)
On June 12, 2009, immediately prior to the Share Exchange, Goldpoint redeemed 2,000,000 shares of its common stock from Patrick Orr, Goldpoint’s former President and one of two members of its Board of Directors prior to the Share Exchange, in consideration for a convertible promissory note in the amount of $600,000 (the "Orr Note"). The Orr Note matures on September 12, 2009, unless sooner converted by the holder at a conversion price of $1.00 per share. We can force the conversion of the Orr Note on or before the maturity date on written demand, provided we pay Mr. Orr $50,000.

(2)
On June 12, the Company issued 30,000,000 shares of our common stock to Olymipan Cruises, LLC. in consideration for 100% of the capital of the common stock of IBI which represented on the date of closing approx 80.3% of our outstanding common stock.

(3)
Immediately after the closing of the Share Exchange we issued 5,566,795 shares of common stock to Catino, SA in satisfaction of $5,566,795 in promissory notes (inclusive of accrued interest) which shares represented 17.1% our common stock outstanding on such date.  On the same day we issued warrants to purchase 1,000,000 shares of our common stock to Catino, SA in exchange for a warrant substantially similar that which had been initially issued to Catino, SA by Island Breeze International.

NOTE 8 – SUBSEQUENT EVENTS

As of the date of this interim financial report, August 18, 2009, there have been no subsequent events that warrant disclosure by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis summarizes the significant factors affecting (1) our consolidated results of operations for the six and three months ended June 30, 2009, compared to the six and three months ended June 30, 2008, and (2) our liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Report.

Principal Office

Our administrative office is located at 1001 N. America Way, Suite #201, Miami, Florida, 33132. Our telephone number is 305-416-6402.

Other information

Goldpoint has 37,911,844 shares outstanding at the end of the quarter on June 30, 2009 and 38,561,844 shares outstanding on August 13, 2009.

Goldpoint is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-K and Form 10-Qs. The shareholders may read and copy any material filed by Goldpoint with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Goldpoint has filed electronically with the SEC by assessing the website using the following address: http://www.sec.gov. Goldpoint has no website at this time however, our wholly-owned subsidiary maintains a website at the following address: http://www.islandbreezeinternational.com.

DESCRIPTION OF THE PROPERTY

Plan of Operation

We have had no revenue and have no operations.  Our efforts since our incorporation have been focused on developing operating gaming day cruises to nowhere.  We own two vessels which we expect to substantially renovate and equip with gaming, restaurant and entertainment related equipment.  We are currently evaluating port locations in the United States and have increased our focus on international locations in East Asia for the establishment of our initial operations.  The ports that are primarily being considered for the Company’s initial operations in the United States include Florida and Texas, and internationally we are considering and have increased our attention on various locations in East Asia.

We do not have the cash reserves required to complete the renovations of our vessels or to commence operations.  We believe that we will need at least $16,000,000 of additional outside funding for us to launch our first vessel and initiate our business.  Additional funds, which we estimate to be not less than $20,000,000, will be required for us to launch our second vessel and to expand our operations.

We currently expect to commence our initial cruise operations upon completion of the renovation of the m/v Casino Royale (the “Casino Royale”), a 430 foot vessel currently located in the Bahamas, which the Company acquired on May 23, 2008.  Upon completion of the renovations, we expect that the Casino Royale will have a passenger capacity of approximately 1,200 passengers and contain approximately 780 gaming positions (400 slot machines and 380 table game positions), although the final configuration may vary.

After commencement of our initial operations with the Casino Royale, we expect to commence renovations of the m/v Island Breeze (the “Island Breeze”), a 410 foot vessel currently located in Greece which we acquired on September 12, 2007.  After it is renovated, we expect the Island Breeze to have a passenger capacity of approximately 1,200 passengers and contain approximately 767 gaming positions (392 slot machines and 375 table game positions), although the final configuration may vary.  Upon completion of renovations of the Island Breeze, we intend to place the Island Breeze in service and establish our second planned cruise-to-nowhere operation from a yet to be determined port location.  We may reverse the order in which we launch our vessels.

Additional information about our business and prospects are contained in our Current Report on Form 8-K which was filed with the SEC on June 18, 2009 and subsequently was amended by filings with the SEC on June 18, 2009, July 2, 2009 and July 10, 2009.

Employees

As of June 30, 2009, we had ten full-time employees and an additional two individuals who were independent contractors working for us either in their individual capacities or through professional service companies controlled by them. No employee is represented by a labor union.  The Company anticipates employing additional personnel as needed for the casino gaming floor, food and beverage outlets, terminal services, and the operations of the vessel and the Company.

Investment Policies

Goldpoint does not have an investment policy at this time. Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments.

Critical Accounting Policies

Our discussion and analysis of the Company’s financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management reevaluates its estimates and judgments. The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.  Certain conditions, discussed below, currently exist which raise doubt upon the validity of this assumption.  The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our intended operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future income from operations. As of June 30, 2009, we have not generated revenues, and have experienced negative cash flow from vessel acquisition, renovation as well as general and administrative expenses. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on terms favorable to Goldpoint.

Results of Operations

As a development stage company, we produce no revenues and do not expect to produce any revenues for the foreseeable future.  We have incurred operating losses of $509,904 and $264,445 for the six months ended June 30, 2009 and 2008, respectively.  From inception, September 27, 2006, to June 30, 2009, we had accumulated losses of $1,917,232.  Included in the loss were general and administrative expenses as well as professional fees not associated with the purchase and renovation of our vessels.

Because we produce no revenues, we rely entirely on debt and equity financing to fund ongoing operations, and expect to continue to do so for the foreseeable future.   Generating revenues and ultimately achieving profitability will require the successful completion of our renovation plans for one and/or both vessels, and the subsequent commencement of revenue producing operations.  No assurances can be given as to our ability to identify sufficient sources of funding to sustain our operations, renovate our vessels or achieve profitability.   These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty. In order to alleviate our working capital deficiency and address our continued financing concerns, management intends to take affirmative steps towards identifying sources of capital that will be sufficient to fund our operations until such time as we are cash flow positive.

Balance Sheet Discussion

June 30, 2009 and December 31, 2008

As of June 30, 2009, our total assets were $16,426,098, total liabilities were $1,086,350 and shareholders’ equity was $15,309,748 compared to $15,366,084, $5,266,014 and $9,600,070, respectively for the period ending December 31, 2008.  Current assets at June 30, 2009 were $255,980 consisting of cash of $150,980 and prepaid expenses of $105,000 compared to $64,016, $59,016 and $5,000, respectively for the period ending December 31, 2008  Included in  total assets as of June 30, 2009 are property, and equipment, net of depreciation of $10,113 and other assets of $16,160,005 consisting of the cost of vessels we have acquired and costs related to renovations of the vessels compared to $10,771 and $15,291,297, respectively, at December 31, 2008 with respect to these items.

As of June 30, 2009, our total liabilities were $1,086,350, and our current liabilities at such date were $1,086,350 consisting of non-secured loans in the amount $443,904, accounts payable of $322,224, convertible notes payable of $170,000 and accrued expenses of $150,222 compared to total liabilities of $5,766,014, current liabilities of $5,266,014, non-secured loan amounts of $90,371, accounts payable of $285,255, convertible notes payable of $4,849,643, and accrued expenses of $40,745, for the period ending December 31, 2008.  The significant decrease in our liabilities in 2009 compared to 2008 resulted from the conversion of Convertible Promissory Notes, of $5,566,795 into 5,566,795 common shares at $1.00 per share.

The net cash used in our operating activities in the six month period ended June 30, 2009 was $357,053 a decrease of $59,602 from that used in the six month period ended June 30, 2008, which net decrease was affected by increases in our net loss year over year, increases in prepaid expenses, accounts payable and accrued expenses.

Cash and cash equivalents as of June 30, 2009 increased by $91,964, as compared to December 31, 2008.  Net cash used in investment activities in the six month period ended June 30, 2009 was $652,304 consisting of acquisition and renovation of property and equipment, a decrease of $3,915,732 from the period ended June 30, 2008 ($4,568,036, virtually all of the purchase price of M/V Casino Royale). Net cash from financing activities in the six month period ended June 30, 2009 was $1,101,321 compared to $4,985,645 for period ending June 30, 2008 consisting of proceeds from issuance of convertible notes, loans, and capital contributions.

Our capital expenditure plan for 2009 is estimated to approximate $36,000,000 to facilitate our renovation plan, purchase of gaming equipment, hiring of additional personnel, terminal improvements, marketing, working capital reserves, and general corporate purposes.  We require additional financing to continue.  The Company expects financing will be supplied by additional capital contributions from the Company’s shareholders, long-term debt, the sale of securities or a combination thereof.  There can be no assurance that financing from such sources or from any sources will be available to us.

Liquidity – General Requirements

Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $16,000,000 of outside funding to provide the working capital necessary to complete the renovation of the Casino Royal, purchase the necessary equipment for the vessel and commence operations, and at least another $20,000,000 of funding in order to complete the renovation, and purchase the equipment necessary to launch our second vessel, the Island Breeze.  Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. If we fail to arrange for sufficient capital in the future, we will not be able to initiate operations until we can obtain adequate financing.  Furthermore, we may be required to sell interests in one or both of our vessels to secure the financing we require.  If we are unable to secure the required financing we may also attempt to sell one of our vessels in order to move forward with the renovation of the second.

Liquidity - Activity Subsequent to June 30, 2009

In July 2009, we sold an aggregate of 400,000 common shares at a purchase price of $0.50 for a total proceeds of $200,000.  In August the Company renewed an aggregate of $100,822 (principal and accrued interest) of Promissory Notes with original due dates of August 4, 2009 and August 8, 2009 for an additional sixty day period at which time the entire principal and accrued interest will be due in full.  The Notes carry the same terms as the original Notes.  As additional consideration for the renewed loans, the Company paid the Lenders an aggregate fee of 20,000 restricted shares of common stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The disclosure and analysis in this document and particularly, in the sections under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contain some forward-looking statements. Certain of the matters discussed concerning Island Breeze International’s operations, cash flows, financial position, economic performance and financial condition, including, in particular, future revenues, product demand, competition and the effect of economic conditions include forward-looking statements within the meaning of section 27A of the Securities Act of 1933, referred to herein as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, referred to herein as the Exchange Act.

Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements. Although our management believes that these statements are based upon reasonable assumptions, projections of, renovation costs, working capital, capital expenditures, profitability, and other projections, and statements expressing general optimism about future operating results, and non-historical information, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved.

Readers are cautioned that forward-looking statements are not guarantees of future performance and the actual results or developments may differ materially from the expectations expressed in the forward-looking statements.

As for the forward-looking statements that relate to future financial results and other projections, actual results will be different due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than projected. Given these uncertainties, readers should not place any reliance on these forward-looking statements. These forward-looking statements also represent our management’s estimates and assumptions only as of the date that they were made. We expressly disclaim a duty to provide updates to these forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing to reflect events or changes in circumstances or changes in expectations or the occurrence of anticipated events.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold instruments that are sensitive to changes in interest rates, foreign currency exchange rates or commodity prices. Therefore, we believe that we are not materially exposed to market risks resulting from fluctuations from such rates or prices.  Currency and exchange rate fluctuations may negatively impact our financial results.  We expect to pay for the renovations of one of our vessels (the Island Breeze) in Euros and will therefore be adversely effected if the value of the U.S. dollar declines against the Euro.  Furthermore, currency fluctuations will directly affect our operational results if we operate in foreign countries.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings to which Goldpoint is a party or is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A.  RISK FACTORS

WE EXPECT TO FACE COMPETITION TO OUR OFF-SHORE GAMING OPERATIONS  FROM NON-GAMING ACTIVITIES IN FLORIDA, TEXAS, EAST ASIA AND OTHER JURSIDICTIONS AS WELL AS TRADITIONAL LAND-BASED CASINOS, OTHER OFF-SHORE CRUISE CASINO OPERATIONS AND OTHER GAMING ACTIVITIES.

We expect to compete with a variety of other vacation activities in and around Florida, Texas, and East Asia including in some locations other cruise to-nowhere operations, short-term cruises, resort attractions, sporting and other recreational activities.  In the future, we expect significant competition as:

o	new gaming operators enter our intended markets,

o	existing competitors expand their operations.

o	gaming activities expand in jurisdictions in which we will operate, and

o	gaming is legalized in new jurisdictions.

In general, we will compete with gaming activities including:

o	other cruise to-nowhere operations,

o	traditional land-based casinos,

o	riverboat casinos,

o	casino gaming on Indian land,

o	state-sponsored lotteries and

o	pari-mutuel betting on horse racing and jai-alai.

Our operations will compete with all of these and other forms of gaming and will compete with any new forms of gaming that may be legalized in the future, as well as with other types of entertainment.  Most of our competitors will have significantly more resources, an established market presence and significant revenue.  We are subject to competition from gaming establishments in other jurisdictions, including Atlantic City, New Jersey, Las Vegas, Nevada, the Bahamas, riverboat gambling on the Mississippi and Ohio rivers, gambling in Louisiana and the Mississippi Gulf Coast and if we select an East Asia jurisdiction as a location, numerous diverse structured and non structured well established gaming opportunities are available and will be our competitors.  Such competition could adversely affect our ability to commerce operations and to compete for new gaming opportunities.

THE COMPETITION WE EXPECT TO FACE WILL INCREASE IN THE FUTURE IF THE STATE OF FLORIDA, TEXAS AND OTHER JURISIDICTIONS, LEGALIZE ADDITIONAL GAMING ACTIVITIES.

Over the past few years, there has been an attempt to expand legalized gaming throughout the State of Florida.  It is likely that the gaming industry will continue to pursue legalization of gaming in Florida, and we believe that the legalization of gaming in Florida and other jurisdictions would have a material adverse impact on our future operations.

WE WILL POTENTIALLY BE SUBJECT TO NEW GAMING LAWS, REGULATIONS AND TAXES.

Under Federal law, individual states are permitted to regulate or prohibit coastal gaming. The States of Florida and Texas do not currently regulate coastal gaming.  However, from time to time, legislation has been introduced which, if enacted, would prohibit the coastal gaming business in various jurisdictions.  There is the risk that Florida, Texas or other alternate jurisdictions in which we may chose to operate may at some future date regulate the coastal gaming business.  Such regulations could adversely affect our business.

In addition, the Federal government has previously considered a Federal tax on casino revenues and the Federal government, or state governments may consider such tax or other regulations that would affect our gaming business.  From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations in Florida , Texas, and in other  jurisdictions  throughout  the country.  Any such taxes, expansion of gaming or restriction on or prohibition of our gaming operations could have a material adverse effect on our operating results.

Also, international regulations are quite diverse and change from country to country and jurisdiction to jurisdiction.  Foreign regulations, taxes and other factors may limit our ability to commence operations in certain locations, adversely affect our profitability, and may restrict our operations in international jurisdictions in which we are operating, if more restrictive regulations are promulgated after we have initiated operations.

WE ARE SUBJECT TO A VARIETY OF NON-GAMING REGULATIONS WHICH COULD RESULT IN INCREASED EXPENSES AND ADVERSELY AFFECT OUR BUSINESS.

The Casino Royal and Island Breeze, and any other vessels which we may operate in the future must comply with various international and U.S. Coast Guard requirements as to ship design, on-board facilities, fire safety, equipment, personnel and general safety.  An inability to maintain compliance with such regulations could force us to incur additional costs in the renovation of our vessels, to maintain compliance or require us to buy new vessels.  In addition, we are subject to certain state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses, such as the Clean Air Act, the Clean Water Act, and other environmental rules and regulations.  The coverage and compliance costs associated with these laws, regulations and ordinances will result in future additional costs to our operations.

WEATHER CONDITIONS COULD SERIOUSLY DISRUPT OUR OPERATIONS.

Our gaming operations will be subject to unique risks, including loss of service because of flood, hurricane or other severe weather conditions.  Our vessels will face additional risks from their movement and the movement of other vessels on waterways.  Florida and Texas and most international waters are subject to severe storms, hurricanes and occasional flooding.  As a result of such severe weather conditions, as well as the ordinary or extraordinary maintenance requirements of our vessels, if we are unable to operate our vessels, our results of operations will be harmed.  Our business is seasonal and we experience significant quarterly fluctuations in operating results.

WE ARE SUBJECT TO ENVIRONMENTAL LAWS AND POTENTIAL EXPOSURE TO ENVIRONMENTAL LIABILITIES.

We are subject to various international, federal, state and local environmental laws and regulations that will govern our operations and our ships, including emissions and discharges into the environment, and the handling and disposal of hazardous and non-hazardous substances and wastes. Failure to comply with such laws and regulations could result in costs for corrective action or environmental cleanup, penalties, or the imposition of other liabilities or restrictions.

ENERGY AND FUEL PRICE INCREASES MAY ADVERSELY AFFECT OUR COST OF OPERATIONS AND OUR REVENUES.

Our vessels will use significant amounts of fuel and other forms of energy.  While no shortages of energy have been experienced recently, the recent increases in the cost of fuel may negatively affect our results of operations.  In addition, energy and fuel price increases could result in a decline in disposable income of potential customers and a corresponding decrease in visitation to our vessels, which would negatively impact our revenues.  The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, and this impact could be material.

ECONOMIC DOWNTURNS, AS WELL AS OTHER FACTORS AFFECTING DISCRETIONARY CONSUMER SPENDING, COULD REDUCE THE NUMBER OF VISITORS OR THE AMOUNT OF MONEY VISITORS MAY SPEND ON OUR VESSELS.

The strength and profitability of our business depends on consumer demand for cruise trips and gaming in general and for the type of amenities we offer.  Changes in consumer preferences or discretionary consumer spending could harm our business.

During periods of economic contraction such as exists today, our revenues may decrease while some of our costs will remain fixed, resulting in decreased earnings.  This is because the gaming and other leisure activities we expect to offer on our vessels are discretionary expenditures. Participation in these activities may decline during economic downturns because consumers have less disposable income.  Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn.

THE TERRORIST ATTACKS WHICH OCCURRED ON SEPTEMBER 11, 2001, AND THE POTENTIAL FOR FUTURE TERRORIST ATTACKS MAY HAVE A NEGATIVE IMPACT ON TRAVEL AND LEISURE EXPENDITURES.

Leisure travel remains particularly susceptible to global geopolitical events. It is likely that many of the customers of our vessels will travel by air, and the cost and availability of air service can affect our business.  We cannot predict the extent to which war, future security alerts or additional terrorist attacks may negatively impact our business.

CURRENCY FLUCTUATIONS CAN AFFECT FINANCIAL RESULTS

Currency and exchange rate fluctuations may negatively impact our financial results.  We expect to pay for the renovations of one of our vessels (the Island Breeze) in Euros and will therefore be adversely effected if the value of the U.S. dollar declines against the Euro.  Furthermore, currency fluctuations will directly affect our operational results if we operate in foreign countries.

CERTAIN FACTORS RELATED TO OUR COMMON STOCK

BECAUSE OUR COMMON STOCK IS CONSIDERED A "PENNY STOCK," A SHAREHOLDER MAY HAVE DIFFICULTY SELLING SHARES IN THE SECONDARY TRADING MARKET.

Our common stock is subject to certain rules and regulations relating to "penny stock" (generally defined as any equity security that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain "sales practice requirements" for sales in certain nonexempt transactions (i.e., sales to persons other than established customers and institutional "accredited investors"), including requiring delivery of a risk disclosure document relating to the penny stock market and monthly statements disclosing recent price information for the penny stocks held in the account, and certain other restrictions. For as long as our common stock is subject to the rules on penny stocks, the market liquidity for such securities could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future through sales of equity in the public or private markets.

THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE, AND A SHAREHOLDER'S INVESTMENT IN OUR COMMON STOCK COULD SUFFER A DECLINE IN VALUE.

There could be significant volatility in the volume and market price of our common stock, and this volatility may continue in the future. Our common stock is listed on the over-the-counter Bulletin Board and there is a greater chance for market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, general trends relating to the gaming and cruise industries, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

A LARGE NUMBER OF SHARES OF COMMON STOCK WILL BE ELIGIBLE FOR FUTURE SALE AND MAY DEPRESS OUR STOCK PRICE.

Our shares that are eligible for future sale may have an adverse effect on the price of our stock. As of June 12, 2009, there were 37,366,844 shares of our common stock outstanding. Also, we have issued warrants to acquire 1,000,000 shares of common stock and a promissory note convertible into 600,000 shares of our common stock.  A significant percent of these shares will be eligible to be traded (a significant portion of which will be subject to certain volume limitations), six months from the date of this report.  Trading of our common stock on the OTC Bulletin Board has just recently begun and the average daily trading volume has been very low.  Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

YOUR OWNERSHIP INTEREST, VOTING POWER AND THE MARKET PRICE OF OUR COMMON STOCK MAY DECREASE BECAUSE WE HAVE ISSUED, AND MAY CONTINUE TO ISSUE, A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK OR SECURITIES CONVERTIBLE OR EXERCISABLE INTO OUR COMMON STOCK.

We have issued common stock and warrants to satisfy our obligations and fund our requirements. In the future we may issue additional shares of common stock, options, warrants, preferred stock or other securities exercisable for or convertible into our common stock to raise money to initiate and expand our business. We continue to seek additional investors. If additional sales of equity occur, your ownership interest and voting power in us will be diluted and the market price of our common stock may decrease.

We expect to consummate a transitory merger and convert into a Delaware Company.  After the Merger, our Series B Common Stock will have super voting rights in that each share of such stock has 10 times the voting power of a share of Class A Common Stock.  Our charter documents will also provide that our Board of Directors will be authorized to issue "blank check" preferred stock, with designations, rights and preferences as they may determine.  Accordingly, our Board of Directors may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.  These types of provisions discourage, delay or prevent a change in our control and are traditional anti-takeover measures.  These provisions which will be in our charter documents make it difficult for a majority stockholder to gain control of the Board of Directors and of our company. These provisions may be beneficial to our management and our Board of Directors in a hostile tender offer and may have an adverse impact on shareholders who may want to participate in such a tender offer, or who may want to replace some or all of the members of our Board of Directors.

PROVISIONS IN OUR BYLAWS PROVIDE FOR INDEMNIFICATION OF OFFICERS AND DIRECTORS, WHICH COULD REQUIRE US TO DIRECT FUNDS AWAY FROM OUR BUSINESS.

Our bylaws provide for the indemnification of our officers and directors.  We may be required to advance costs incurred by an officer or director and to pay judgments, fines and expenses incurred by an officer or director,  including reasonable  attorneys’  fees, as a result of actions or proceedings in which our officers and directors are involved by reason of being or having been an officer or director of our company.  Funds paid in satisfaction of judgments, fines and expenses may be funds we need for the initiation or continued operation of our business, thereby affecting our ability to attain or maintain profitability.

THE REQUIREMENTS OF BEING A PUBLIC COMPANY MAY STRAIN OUR RESOURCES AND DISTRACT OUR MANAGEMENT.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements place a strain on our systems and resources.  The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting.  We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and in the future will require a report by our independent registered public accountants addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadlines imposed by the Sarbanes-Oxley Act. If we fail to achieve and  maintain the adequacy of our internal controls, as such standards are modified,  supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

WE HAVE NO INTENTION OF PAYING DIVIDENDS.

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain future earnings, if any, for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For more information about unregistered sales of our securities, see Item 1, Note 3 of this report for a discussion of our sales of common stock, conversion of convertible promissory notes and issuance of common shares as payment for services.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Board of Directors (the “Board”) has approved, and Olympian who owns 30,000,000 shares (approximately 77.8%) of the 38,561,844 shares of our Common Stock outstanding as of the date of this Information Statement, has consented in writing to the Actions:

(i) the creation of a new Delaware corporation, Island Breeze International, Inc. (“Island Breeze”) and our merger into it.  Island Breeze will survive the Merger, Goldpoint, our predecessor Nevada corporation, will no longer exist, and our shareholders will no longer hold shares of such Nevada corporation but instead own shares of Island Breeze Class A Common Stock (the “Class A Common Stock”) in the same proportion in which they held shares of the common stock of Goldpoint (the “Old Common Stock”).  The Merger will have the following effects:  (a) we will be a Delaware corporation and no longer a Nevada corporation; (b) our name will change from Goldpoint Resources, Inc. to Island Breeze International, Inc.; (c) our common stock will consist of Class A Common Stock and Class B Common Stock; (d) for every share of Old Common Stock, our shareholders will be issued one share of Class A Common Stock; (e) we will have, as provided in Island Breeze’s Certificate of Incorporation, 1,000,000 shares of “blank check” preferred stock authorized, which shares may be issued from time to time in one or more series by the Board of Directors, with such powers, preferences and other rights as determined from time to time by the Board of Directors; (f) we will adopt new by-laws.

(ii) The approval of Island Breeze International, Inc.’s 2009 Stock Incentive Plan under which 5,000,000 shares of Island Breeze’s Class A Common Stock will be authorized for issuance to employees and other eligible persons.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

Exhibits

31.1	Certification of Bradley T. Prader, President and Chief Executive Officer

31.2	Certification of Steven G. Weismann, Chief Financial Officer

32.1	Certification of Bradley T. Prader, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Steven G. Weismann, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

 Reports on 8-K

On June 12, 2009 the Company filed on Form 8-K (Other Events) the Exchange Agreement with Olympian Cruises, LLC (“Olympian”), a Delaware limited liability company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

August 18 , 2009

GOLDPOINT RESOURCES, INC.

By:	/s/ Bradley T. Prader
Bradley T. Prader President and Chief Executive Officer

By:	/s/ Steven G. Weismann
Steven G. Weismann Chief Financial Officer