Form 10-Q
period 2009-09-30
ISLAND BREEZE INTERNATIONAL, INC.
filed 2009-11-20
CIK 1419886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________.

Commission File Number: 000-53452

ISLAND BREEZE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-3250686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 N. America Way, Ste#201, Miami, FL	33132
(Address of principal executive offices)	(Zip Code)

(305) 416-6402
(Registrant’s telephone number, including area code)

Goldpoint Resources, Inc., 110 South Fairfax Avenue, #A11-123, Los Angeles, CA 90036
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

As of November 20, 2009 there were 39,861,844 shares of the issuer’s common stock outstanding.

ISLAND BREEZE INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Report on Form 10-Q to "we", "us", "our" and the “Company” are to Island Breeze International, Inc., a Nevada corporation and its wholly-owned subsidiary Island Breeze International. Island Breeze International became a wholly owned subsidiary of the Company as of June 12, 2009.  We formerly owned an option to acquire a mineral claim in Clark County, Nevada.  We have abandoned that business and our current business is conducted through Island Breeze International, a development stage company, which intends to own and operate entertainment cruises.

Cautionary Notice Regarding Forward Looking Statements

The disclosure and analysis in this Report contains some forward-looking statements. Certain of the matters discussed concerning our operations, cash flows, financial position, economic performance and financial condition, in particular, future revenue, customer demand, competition and the effect of economic conditions include forward-looking statements within the meaning of section 27A of the Securities Act of 1933, referred to herein as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, referred to herein as the Exchange Act.

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

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in our Current Report on Form 8-K/A, Item 2.01, pages 14-23 under the caption “Risk Factors” which was filed with the Securities and Exchange Commission (the “SEC”) on June 18, 2009 and subsequently was amended by filings with the SEC on June 18, 2009, July 2, 2009 and July 10, 2009 and elsewhere in this report, and those described from time to time in our future reports filed with the Securities and Exchange Commission.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

On June 12, 2009, Goldpoint Resources, Inc. acquired all of the outstanding capital stock of Island Breeze International (“IBI”), by issuing 30,000,000 shares of our outstanding common shares to IBI’s shareholder. We subsequently issued 5,866,844 shares of our common stock in satisfaction of IBI promissory notes.

This reverse acquisition is being accounted for as a recapitalization of IBI with IBI as the acquirer, and accordingly all comparative historical financial statements will be those of IBI, which has a fiscal year ending on December 31.

On September 15, 2009, the Company (which had been a Nevada corporation), merged into a newly formed Delaware corporation, Island Breeze International, Inc (“IB International”), which survived the Merger. IB International then changed its authorized capital stock to 100,000,000 shares of Class A Common Stock, par value $0.001 per share, 16,110,500 shares of Class B Common Stock, par value $0.001 per share and 1,000,000 shares of preferred stock, par value $0.001 per share.

As a result of the Merger, Goldpoint Resources, Inc. (“Goldpoint”), our predecessor Nevada Corporation no longer exists, our name has been changed to Island Breeze International Inc., and each outstanding share of Goldpoint’s common stock, $0.001 par value, has been automatically converted into one share of Class A common stock of IB International.  Each outstanding stock certificate representing Goldpoint common stock is deemed, without any action by the stockholder to represent the same number of shares of Class A Common Stock of IB International.  Shareholders do not need to exchange their stock certificates as a result of the Merger.

Also, as contemplated in the Exchange Agreement, upon completion of the Merger, Olympian Cruises, LLC exchanged 16,110,500 shares of Class A Common Stock for an identical number of shares of Class B Common Stock, which classes are identical except that the Class B Common Stock has the right to cast 10 votes for each share held of record on all matters submitted to a vote of holders of Common Stock.

On August 14, 2009 IBI formed a new wholly owned subsidiary named Island Breeze International Asia Limited, a Hong Kong corporation.  IBI may utilize this corporation to operate certain entertainment cruises in Asia, if such cruises are launched.  From inception through the date of this filing there has been no activity in this corporation.

The accompanying consolidated balance sheets of Island Breeze International, Inc. (a development stage company) at September 30, 2009 (with comparative figures at December 31, 2008) and the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 and for the period from September 27, 2006 (date of inception) to September 30, 2009 and the consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 and for the period from September 27, 2006 (date of inception) to September 30, 2009 reflect IB International and its wholly-owned subsidiary, IBI.  The financial information has been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

All intercompany transactions and balances in these financial statements have been eliminated in consolidation. The amount of common and preferred shares authorized, issued and outstanding as of September 30, 2009 and September 30, 2008 are those of IB International.

Operating results for the quarter ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$83,155	$59,016
Prepaid expenses	188,833	5,000
Total current assets	271,988	64,016

Property and equipment - at cost, net of accumulated depreciation	9,409	10,771

Vessel under renovation - m/v Island Breeze (ex Atlantis)	9,730,734	9,522,632
Vessel under renovation - m/s Casino Royale	6,674,121	5,768,665

	$16,686,252	$15,366,084

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$418,431	$285,255
Accrued expenses	190,368	40,745
Notes payable	453,755	90,371
Convertible notes payable	-	4,849,643
Total Current liabilities	1,062,554	5,266,014

Convertible notes payable - non current	-	500,000

Stockholders' equity
Preferred stock, $0.001 par value per share, 1,000,000 authorized and none issued	-	-
Class A common stock, $0.001 par value per share: 100,000,000 authorized; 23,571,344 and 15,389,500 shares issued and outstanding for September 30, 2009 and December 31, 2008	23,571	15,389
Class B common stock - $0.001 par value per share, 16,110,500 authorized; 16,110,500 shares issued and outstanding for both periods	16,111	16,111
Additional paid-in capital	17,972,298	10,975,897
Accumulated deficit during development stage	(2,388,282)	(1,407,327)

Total Stockholders' equity	15,623,698	9,600,070

	$16,686,252	$15,366,084

See Notes to Consolidated Financial Statements.

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(unaudited)

					Sept 27,2006
	Three Months Ended		Nine Months Ended		(inception) to
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009

Revenue	$-	$-	$-	$-	$-

Cost of Revenue	-	-	-	-	-

Gross Profit	-	-	-	-	-

General, selling and administrative expenses	460,749	193,387	967,096	446,784	2,376,726

Operating Loss	(460,749)	(193,387)	(967,096)	(446,784)	(2,376,726)

Nonoperating income (expense)
Interest income	-	691	-	878	1,193
Interest expense	(10,301)	-	(13,858)	-	(13,858)

Net loss	$(471,050)	$(192,696)	$(980,955)	$(445,906)	$(2,389,391)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Average number of shares of common stock outstanding	38,751,627	30,000,000	33,444,772	30,000,000

See Notes to Consolidated Financial Statements.

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statement of Changes in Stockholders' Equity
(unaudited)
						Accumulated
						Deficit
	Common Stock				Additional	During
	Shares		Amounts		Paid-In	Development
	Class A	Class B	Class A	Class B	Capital	Stage	Total
September 27, 2006 (Inception)	13,889,500	16,111,500	$13,889	$16,111	$(30,000)	$-	$-

Recapitalization of shares of Company prior to reverse merger	3,500,000	-	3,500	-	(3,500)	-	-

Cancelled officer shares	(2,000,000)	-	(2,000)	-	2,000	-	-

Additional cash contributions to equity	-	-	-	-	5,003,926	-	5,003,926

Net loss						(172,009)	(172,009)
Balance, December 31, 2006	15,389,500	16,111,500	15,389	16,111	4,972,426	(172,009)	4,831,917

Additional cash contributions to equity	-	-	-	-	4,970,795	-	4,970,795

Net loss						(616,907)	(616,907)
Balance, December 31, 2007	15,389,500	16,111,500	15,389	16,111	9,943,221	(788,916)	9,185,805

Additional cash contributions to equity	-	-	-	-	1,032,676	-	1,032,676

Net loss						(618,411)	(618,411)
Balance, December 31, 2008	15,389,500	16,111,500	15,389	16,111	10,975,897	(1,407,327)	9,600,070

Note issued for cancelled officer shares	-	-	-	-	(170,000)	-	(170,000)

Shares issued for convertible notes payable at $ 1.00 per share	5,566,795	-	5,567	-	5,561,228	-	5,566,795

Shares issued for convertible notes payable at $ 0.50 per share	300,049	-	300	-	149,725	-	150,025

Shares issued for convertible notes payable at $ 0.28 per share	600,000	-	600	-	169,400	-	170,000

Shares issued for services	820,000	-	820	-	251,680	-	252,500

Shares issued for cash	895,000	-	895	-	446,605	-	447,500

Additional cash contributions to capital	-	-	-	-	587,763	-	587,763

Net loss						(980,955)	(980,955)
Balance, September 30, 2009	23,571,344	16,111,500	$23,571	$16,111	$17,972,298	$(2,388,282)	$15,623,698

See Notes to Consolidated Financial Statements.

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(unaudited)

			Sept 27, 2006
	Nine Months Ended		(inception) to
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009
Cash Flows From Operating Activities
Net loss	$(980,955)	$(445,906)	$(2,388,282)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,362	2,503	9,939
Stock issued for services	252,500	-	252,500
Changes in assets and liabilities
Prepaid expense	(183,833)	3,776	(188,833)
Accounts payable	133,176	6,429	418,431
Accrued expenses	149,623	(64,206)	190,368

Net cash used in operating activities	(628,127)	(478,322)	(1,705,878)

Cash Flows From Investing Activities
Purchase of furniture and equipment		(581)	(19,348)
Acquisition and renovation of property and equipment, m/v
Island Breeze and m/s Casino Royale	(1,113,557)	(5,281,052)	(16,404,854)

Net cash used in investing activities	(1,113,557)	(5,281,633)	(16,424,202)

Cash Flows From Financing Activities
Proceeds from issuance of notes and loans	150,025	5,000,000	5,716,820
Issuance of common stock for cash	447,500	-	447,600
Increase in officer advances	363,384	-	453,755
Contributed capital	804,914	1,024,863	11,595,060

Net cash provided by financing activities	1,765,823	6,005,781	18,213,235

Net increase in cash and cash equivalents	$24,139	$245,826	$83,155

Cash and cash equivalents, beginning of period	59,016	215,855	-

Cash and cash equivalents, end of period	$83,155	$461,681	$83,155

Cash paid during the period for:
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

Supplemental Information and Non-monetary Transactions:
Issuance of stock for convertible debt and accrued interest	$5,716,820	-	$5,886,820
Issuance of stock for services	$252,500	-	$252,500
Capitalized accrued interest	$217,152	$198,411	$556,975
Issuance of $600,000 convertible debt for stock	$170,000	-	$170,000

See Notes to Consolidated Financial Statements.

ISLAND BREEZE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation

We have prepared the accompanying unaudited Consolidated Financial Statements in accordance with the accounting policies described in our 2008 Annual Report to Shareholders, which is incorporated by reference in our 2008 Annual Report on Form 10-K (“2008 Annual Report”), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted. You should read these Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in our 2008 Annual Report and those contained in our Current Report on Form 8-K/A which was filed with the SEC on June 18, 2009 and subsequently was amended by filings with the SEC on June 18, 2009, July 2, 2009 and July 10, 2009.

In our opinion, all adjustments which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

Island Breeze International, Inc. (“IB International.” or the “Company”) is the holding company of Island Breeze International (“IBI”), a development-stage enterprise under the provisions of Statement of Financial Accounting Standards, (“SFAS”) No 7, “Accounting and Reporting by Development Stage Enterprises.”  IBI’s core business is focused on developing and operating entertainment cruise projects.

On June 12, 2009 IB International’s predecessor, Goldpoint Resources, Inc. (“Goldpoint”) acquired all of the issued and outstanding capital stock of IBI, a privately held exempt Cayman Islands company, which before closing was a wholly-owned subsidiary of Olympian Cruises, LLC (“Olympian”), a Delaware Limited Liability Company.

On June 12, 2009, Olympian acquired control of Goldpoint in a transaction we referred to herein as the Share Exchange.  On such date, Goldpoint issued 30,000,000 shares of its common stock (or approximately 77.8 % of IB International’s common stock outstanding on that date) to Olympian.  In return for such issuances of shares, Goldpoint received all of the outstanding shares of capital stock of IBI thus, IBI became Goldpoint’s wholly-owned subsidiary and the business of the subsidiary constituted its only operations.

Since this transaction resulted in existing shareholders of IBI acquiring control of Goldpoint, for financial reporting purposes, the business combination has been accounted for as an additional capitalization of Goldpoint (a reverse acquisition with IBI as the accounting acquirer).  As the operations of IBI are the only continuing operations of the Company, in accounting for the transaction, IBI is deemed to be the purchaser and parent company for financial reporting purposes.  Accordingly, its net assets were included in the consolidated balance sheet at their historical value.

Under the agreement relating to the Share Exchange (the “Exchange Agreement”), we were required to merge into a newly formed Delaware corporation (the “Merger”), thereby became a Delaware corporation, change our name to Island Breeze International, Inc. and change our authorized capital stock to 100,000,000 shares of Class A Common Stock, par value $0.001 per share, 16,110,500 shares of Class B Common Stock, par value $0.001 per share and  at the same time authorized 1,000,000 shares of preferred stock, par value $0.001 per share .

It was originally contemplated that the Merger would occur prior to the consummation of the Share Exchange and that 13,889,500 shares of Class A Common Stock and 16,110,500 shares of Class B Common Stock would be issued to Olympian on consummation of the Share Exchange.  However, in order to facilitate the closing of the Share Exchange, IB International and Olympian agreed to effect the Merger after the consummation of the Share Exchange rather than beforehand.

On September 15, 2009, Goldpoint (which had been a Nevada corporation), merged into a newly formed Delaware corporation.  Island Breeze International, Inc.,  which survived the Merger, and changed its authorized capital stock to 100,000,000 shares of Class A Common Stock, par value $0.001 per share, 16,110,500 shares of Class B Common Stock, par value $0.001 per share and 1,000,000 shares of preferred stock, par value $0.001 per share.  Subsequent to the Merger, the Company has filed the applications required to change our trading symbol and CUSIP number.

As a result of the Merger, Goldpoint Resources, Inc., our predecessor Nevada Corporation no longer exists, our name has changed to Island Breeze International, Inc., and each outstanding share of Goldpoint’s common stock, $0.001 par value, has been automatically converted into one share of Class A Common Stock of IB International.  Each outstanding stock certificate representing Goldpoint common stock is deemed, without any action by the shareholder to represent the same number of shares of Class A Common Stock of IB International.  Shareholders do not need to exchange their stock certificates as a result of the Merger.

Also, as contemplated in the Exchange Agreement, Olympian Cruises, LLC exchanged 16,110,500 shares of Class A Common Stock for an identical number of shares of Class B Common Stock.  The Class A and Class B Common Stock are substantially identical except that holders of Class A Common Stock will have the right to cast one vote for each share held of record and holders of Class B Common Stock will have the right to cast ten votes for each share held of record on all matters submitted to a vote of holders of common stock. The Class A Common Stock and Class B Common Stock will vote together as a single class on all matters on which stockholders may vote, including the election of directors, except when class voting is required by applicable law.

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

On September 15, 2009 the Company adopted its 2009 Stock Incentive Plan (the “Plan”).  We adopted the 2009 Plan to provide a means by which employees, directors, and consultants of the Company and those of our subsidiaries and other designated affiliates, which we refer to together as our affiliates, may be granted awards of our Class A Common Stock, be given an opportunity to purchase our Class A Common Stock and be granted other benefits including those measured by increases in the value of our Class A Common Stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions, and to provide incentives for such persons to exert maximum efforts for our success and the success of our affiliates.

The total number of shares of our Class A Common Stock that may be subject to awards under the 2009 Plan is equal to 5,000,000 shares. Therefore, 5,000,000 shares of Class A Common Stock are available for awards under the 2009 Plan.  No awards have been made under the 2009 Plan.

Nature of Business

Effective on the closing of the Share Exchange mentioned above, we abandoned all activities related to our mining business and our activities are now conducted exclusively through IBI.

IBI was incorporated under the laws of the Cayman Islands as an exempt company on September 27, 2006.  IBI is our wholly-owned subsidiary and as such is included when we use the terms “we” or “our” in this Section.  We have had no revenue and have no operations.  Our efforts since our incorporation have been focused on developing and operating entertainment cruise projects.  We own two vessels which we expect to substantially renovate and equip with gaming, restaurant and entertainment related equipment.  We are currently evaluating port locations in East Asia and the United States for the establishment of our initial operations.

We do not have the cash reserves required to complete the renovations of our vessels or to commence operations.  We believe that we will need at least $16,000,000 of outside funding for us to launch our first vessel and initiate our business.  Additional funds, which we estimate to be not less than $20,000,000, will be required for us to launch our second vessel and to expand our operations.

We currently expect to commence our initial cruise operations upon completion of the renovation of the m/v Casino Royale (the “Casino Royale”), a 430 foot vessel currently located in the Bahamas, which the Company acquired on May 23, 2008.  Upon completion of the renovations, we expect that the Casino Royale will have a passenger capacity of approximately 1,200 passengers and will offer the Company’s patrons a full entertainment experience. Upon completion of the intended renovations, the shipboard entertainment venues on the m/v Casino Royale will include a 100 seat full service gourmet restaurant, a 300 seat buffet restaurant, a casino, a sports bar, a VIP lounge, and a covered outdoor entertainment deck.

After commencement of our initial operations with the Casino Royale, we expect to commence renovations of the m/v Island Breeze (the “Island Breeze”), a 410 foot vessel currently located in Greece which we acquired on September 12, 2007.  After it is renovated, we expect the Island Breeze to have a passenger capacity of approximately 1,200 passengers  and will offer a 100 seat full service gourmet restaurant, a 300 seat buffet restaurant, a casino, a sports bar, a high energy nightclub, a VIP lounge, and a 400 seat showroom.

Upon completion of renovations of the Island Breeze, we intend to place the Island Breeze in service and establish our second planned entertainment cruises operation from a yet to be determined port location.  We may reverse the order in which we launch our vessels or may sell one of them to reduce our expenses or to facilitate the renovation of the other vessel.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Island Breeze International, Inc. is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America

Summary of New Accounting Pronouncements

FASB Establishes Accounting Standards Codification™

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification, which became effective July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification on July 1, 2009 which provides for changes in references to technical accounting literature (if used) in this Quarterly Report on Form 10-Q and subsequent reports, but did not have a material impact on the Company’s financial position, results of operations or cash flows.

Fair Value Accounting

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (ASC Topic 820) which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The Company adopted this guidance on January 1, 2008, as required for its financial assets and financial liabilities. However, the FASB deferred the effective date of this guidance for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. We adopted the remaining provisions on January 1, 2009.  The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

In August 2009, FASB issued ASU No. 2009-05 which amends Fair Value Measurements and Disclosures – Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for our fourth quarter 2009.

Business Combinations and Non-controlling Interests

In April 2009, the FASB issued Staff Position No. FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC Topic 805-20). It requires contingencies that exist before an acquisition to be recognized at fair value, if fair value can be reasonably determined.  This guidance was retrospectively applied and was effective for us on January 1, 2009.  It had no material impact on our consolidated financial statements.

Other Accounting Changes

In April 2009, the FASB issued Staff Position No. FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC Topic 805-20). It requires contingencies that exist before an acquisition to be recognized at fair value, if fair value can be reasonably determined.  This guidance was retrospectively applied and was effective for us on January 1, 2009.  It had no material impact on our consolidated financial statements.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets”, (ASC Topic 810). The guidance removes the concept of a qualifying special-purpose entity and the exception for applying consolidation guidance to such entities.  The guidance also requires entities to provide additional information about sale of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets.  This guidance is effective for fiscal years beginning after November 15, 2009.  We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” (ASC Topic 810-10).  The guidance requires an on-going assessment of the variable interest entity relationship and eliminates the quantitative approach to the assessment.  This guidance is effective for fiscal years beginning after November 15, 2009.  We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance is effective for all interim and annual periods ending after June 15, 2009. The Company adopted this guidance upon its issuance and it had no material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605): Multiple-Deliverable Revenue Arrangements. The guidance provides principles for identifying and accounting for separate deliverables under an arrangement.  It introduces an estimated selling price method for valuing the elements of an arrangement with multiple deliverables and expands disclosure requirements for these arrangements.  This guidance is effective on a prospective basis in fiscal years beginning on or after June 15, 2010.  We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  The guidance requires companies to mark stock loan agreements at fair value and recognize the cost of the agreements by reducing the amount of additional paid-in capital on their financial statements.  This guidance is effective for fiscal years beginning after December 15, 2009.  We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (ASC Topic 805). This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations and expands the disclosure requirements for business combinations.  The guidance was effective for us as of January 1, 2009 and it had no material impact on its consolidated financial statements.  We will apply this guidance prospectively to all business combinations subsequent to the effective date.

In December 2007, the FASB issued new accounting guidance related to the accounting of non-controlling interests in consolidated financial statements.  This guidance requires non-controlling interests to be presented as a component of equity on the balance sheet.  It also changes the manner in which the net income of the non-controlling interest is reported and disclosed in the consolidated income statement.  It provides guidance on the accounting for transactions between an entity and non-controlling interests.  This guidance was effective for fiscal years beginning after December 15, 2008.  We adopted this guidance on January 1, 2009, and it had no material effect on our consolidated financial statements.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, cash equivalents include highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.  We had no cash equivalents at September 30, 2009 and December 31, 2008, respectively.

Comprehensive Income

In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income," (ASC topic 220).  This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the three and nine months ended September 30, 2009 and 2008 there were no terms of other comprehensive income.

Concentrations of Risk

As of September 30, 2009 and December 31, 2008, the Company maintained its cash accounts in United States dollars at two commercial banks in the United States.

Earnings Per Share
The Company computes earnings per share under Financial Accounting Standard No. 128,”Earnings Per Share" (SFAS 128) (ASC topic 260) .  Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year.  Dilutive common stock equivalents consist of shares issuable upon the conversion of convertible notes and the exercise of the Company's stock options and warrants (calculated using the treasury stock method).  During the three and nine months ended September 30, 2009 and 2008, and from inception to September 30, 2009, common stock equivalents were not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," ("SFAS 107") (ASC topic 825) include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2009 and December 31, 2008.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended September 30, 2009.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements the Company incurred losses from operations of $471,050 and $192,696 for the three months ended September 30, 2009 and 2008, respectively; $980,955 and $445,906 for the nine months ended September 30, 2009 and 2008, respectfully and $2,389,391 from inception (September 27, 2006) through September 30, 2009. In addition, the Company’s current liabilities exceed its current assets by 790,566 as of September 30, 2009. These factors among others, including the Company’s current cash position, which was $83,155 as of September 30, 2009, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time absent the infusion of substantial additional capital.

If operations and cash flows substantially improve, including through funds realized upon a debt or equity financing transaction, management believes that the Company can meet its ongoing obligations and continue to operate.  However, no assurance can be given that management’s actions will result in the resolution of its liquidity problems or its eventual emergence as a profitable company.

The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Income Taxes

The Company has implemented the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) (ASC topic 740) and clarified by FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

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

Long-lived Assets

In accordance with SFAS No. 144 (ASC topic 360), long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  SFAS No. 144 relates to assets that can be amortized and the life determinable.  The Company evaluates at each balance sheet date whether events and circumstances have occurred under the guidance of SFAS No. 144 that indicate possible impairment.  If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell.  From inception to September 30, 2009 the Company recognized no impairment of long-lived assets.

Property and Equipment

Property and equipment is stated at the historical cost, less accumulated depreciation. Depreciation on property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets for both financial and income tax reporting purpose as follows:

Years
Vessels	30
Vessel improvement	3-28
Machinery and equipment	10
Computer hardware and software	3-5

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

Dry-dock costs primarily represent planned major maintenance activities that are incurred when a vessel is taken out of service for scheduled maintenance. These costs will be expensed as incurred.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS 123 (revised 2004), “Share-Based Payment”, SFAS 123R (ASC Topic 718) using the modified prospective approach. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees and non employees.  For the period from inception to September 30, 2009 the Company has issued 820,000 shares of Class A common stock (restricted securities under SEC Rule 144) at a fair value of $252,500.

On September 15, 2009 the Company adopted its 2009 Stock Incentive Plan.  We adopted the 2009 Plan to provide a means by which employees, directors, and consultants of the Company and those of our subsidiaries and other designated affiliates, which we refer to together as our affiliates, may be granted awards of our Class A Common Stock, be given an opportunity to purchase our Class A Common Stock and be granted other benefits including those measured by increases in the value of our Class A Common Stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions, and to provide incentives for such persons to exert maximum efforts for our success and the success of our affiliates.

The total number of shares of our Class A Common Stock that may be subject to awards under the 2009 Plan is equal to 5,000,000 shares. Therefore, 5,000,000 shares of Class A Common Stock are available for awards under the 2009 Plan.  No awards have been made under the 2009 Plan.

NOTE 3 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 1,000,000 shares of blank check preferred stock.  To date, the Company has issued no preferred stock.

Common Stock

The Company’s capitalization is 100,000,000 Class A common shares and 16,110,500 Class B common shares each class with a par value of $0.001 per share. As of September 30, 2009 the Company has 23,571,344 Class A common shares and 16,110,500 Class B common shares issued and outstanding.

During the period from July 1, 2009 to September 30, 2009, the Company sold to thirteen investors an aggregate of 875,000 Class A common shares (restricted securities under SEC Rule 144) at $0.50 per share for total proceeds of $437,500.

During the period from July 1, 2009 to September 30, 2009, the Company issued 45,000 Class A common shares (restricted securities under SEC Rule 144) at $0.50 per share, for payment of loan fees in association with three promissory notes issued by the Company.

On July 24, 2009, the Company issued 200,000 Class A common shares (restricted securities under SEC Rule 144) at $0.50 per share to AlphaTrade.com, Inc. as payment to implement and maintain a program of digital advertising.

On July 29, 2009, the Company issued 50,000 Class A common shares (restricted securities under SEC Rule 144) at $0.50 per share to CityVac in compensation for future promotional and marketing services.

On September 11, 2009, the Company issued 600,000 Class A common shares (restricted securities under SEC Rule 144) to Patrick Orr upon the conversion of a $600,000 non interest bearing Convertible Note issued on June 12, 2009.

On September 15, 2009, the Company issued 16,110,500 shares of Class B common shares to Olympian Cruises, LLC in exchange for 16,110,500 of Class A common shares.

On September 16, 2009 the Company issued a Warrant Certificate to acquire 100,000 shares of Class A common shares (restricted securities under SEC Rule 144) at $0.50 per share for future marketing, writing and consulting services.  The warrants expire 120 days from the issue date.

The Company believes all of the issuances of securities referred to in this Note were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2009 and December 31, 2008 were as follows:

	2009	2008
Furniture and fixtures	$3,844	$3,844
Office equipment	11,931	11,182
Computer software	3,573	3,573
	19,348	18,599

Less accumulated depreciation	9,939	7,828

Property and equipment, net	$9,409	$10,771

Depreciation expense was $704 and $2,111 for the three and nine month periods ending September 30, 2009, $860and $2,503 for the three and nine month periods ending September 30, 2008, and $9,938 since inception, respectively.

NOTE 5 – NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following at September 30, 2009 and December 31, 2008:

	2009	2008
Loans payable to officers, directors, (a)	$93,737	$90,371
Loans payable – others, (b)(c)(d)(e)	360,018	-
Convertible Promissory Notes – Catino, SA (f)	-	5,349,643
	453,755	5,440,014
Less current portion	453,755	4,940,014

Long-term portion	$-	$500,000

(a)
On December 1, 2008 and December 5, 2008 the Company borrowed an aggregated sum of $90,000 from officers and directors of the Company.  The Company issued Promissory Notes with a term of one year at an interest rate of five percent that accrues to term.

(b)
On June 4, 2009, the Company borrowed $50,000 and issued a Promissory Note to a lender affiliated with one of our directors.  The Promissory Note provides for interest at the rate of 5% per annum and is payable along with principal, 60 days from date of issue.  We also issued 10,000 shares of Class A common stock (restricted securities under SEC Rule 144) in connection with this loan.  On August 5, 2009 the Company reissued the Promissory Note under the original terms, for $50,411, which included the original principle plus accrued interest.  The Promissory Note is payable 60 days from date of issue.  We also issued 10,000 shares of Class A common stock (restricted securities under SEC Rule 144) in connection with the extension of this loan.  On October 13, 2009, the Company made a principal payment of $17,000 and reissued the Promissory Note under the original terms for $33,797, which included the remaining principal plus accrued interest.  The Promissory Note is payable 60 days from date of issue.

(c)
On June 8, 2009, the Company borrowed $50,000 from a member of Olympian Cruises, LLC.  This loan, plus interest at the rate of 5% annum was payable August 8, 2009.  We also issued 10,000 shares of Class A common stock (restricted securities under SEC Rule 144) in connection with this loan. On August 9, 2009 the Company reissued the Promissory Note under the original terms, for $50,411, which included the original principle plus accrued interest.  The Promissory Note is payable 60 days from date of issue.  We also issued 10,000 shares of Class A common stock (restricted securities under SEC Rule 144) in connection with the extension of this loan.  On October 8, 2009, the Company made a principal payment of $20,000 and reissued the Promissory Note under the original terms for $30,832, which included the remaining principal plus accrued interest.  The Promissory Note is payable 30 days from date of issue.

(d)
On June 18, 2009, the Company borrowed $250,000 from a member of Olympian Cruises, LLC.  This loan, plus interest at the rate of 12% per annum is payable 90 days from the date of issue.  We also issued 25,000 shares of Class A common stock (restricted securities under SEC Rule 144) in connection with this loan.  On September 17, 2009 the Company reissued the Promissory Note under the original terms, for $227,479, which included the original principle amount less a $30,000 pay down plus accrued interest.  The Promissory Note is payable 90 days from date of issue.  We also issued 25,000 shares of Class A common stock (restricted securities under SEC Rule 144) in connection with the extension of this loan.

(e)
On September 11, 2009 The Company established a line of credit with a non-commercial lending facility.   On that date, the Company borrowed $30,000 against the line of credit.  The loan is payable 30 days from date of issue and carries an interest rate of 15% per annum.  On October 9, 2009, the Company made a principal payment of $15,000.

(f)
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

Future minimum rental payments under this operating lease are as follows:

Three months ending December 31,	2009	$9,998
Year ending December 31,	2010	39,991
	2011	39,991
	2012	19,996

		$109,976

Rent expense for leased facilities for the three and nine months ended Sept 30, 2009 were $9,998 and $29,993, respectively and for the three and nine months ended September 30, 2008 $9,998 and $29,993, respectively.

The lease agreement requires the Company to obtain and maintain, on a perpetual basis, a letter of credit (the “LOC”) from a financial institution in the amount of $31,298.  As of September 30, 2009 the Company has maintained its LOC obligation.  The commitment expires in June 2012, when the operating lease expires.

Vessel Purchase

On September 12, 2007, the Company completed the purchase of the passenger ship m/v Atlantis, and subsequently renamed it the m/v Island Breeze.  The total costs related to the purchase of the vessel were $8,039,645.  As of September 30, 2009, the Company has paid an additional $1,691,089 in renovation costs for a total cost of $9,730,734.

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

On May 23, 2008, the Company acquired the m/v Casino Royale from Catino, S.A.  The total costs related to the purchase of the vessel were $4,622,164.   As of September 30, 2009, the Company has paid an additional $2,051,957 in renovation related costs for a total cost of $6,674,121.

The m/v Casino Royale is currently moored in Freeport, Bahamas.  The Company estimates the full scale renovation of the Casino Royale will cost an additional $8,400,000.  Following closing of the renovation funds, the Company will commence renovations which will take approximately five months to complete.  Additionally, the Company anticipates it will incur an additional $1,500,000 in costs related to the purchase and installation of gaming equipment, IT equipment, and other furniture, fixtures & equipment.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

During the period of January 1, 2009 to September 30, 2009 the Company engaged in the following related party transactions as noted in sub-notes below:

(1)
On June 12, 2009, immediately prior to the Share Exchange, IB International redeemed 2,000,000 shares of its common stock from Patrick Orr, IB International’s former President and one of two members of its Board of Directors prior to the Share Exchange, in consideration for a convertible promissory note in the amount of $600,000 (the Orr Note). The Orr Note matures on September 12, 2009, unless sooner converted by the holder at a conversion price of $1.00 per share. We can force the conversion of the Orr Note on or before the maturity date on written demand, provided we pay Mr. Orr $50,000.   On September 11, 2009, the Company made the payment to Mr. Orr and exercised its option to convert the Orr Note to 600,000 shares of Class A common shares (restricted securities under SEC Rule 144).

(2)
On June 12, the Company issued 30,000,000 shares of our common stock to Olympian Cruises, LLC. in consideration for 100% of the capital of the common stock of IBI which represented on the date of closing approx 80.3% of our outstanding common stock.  Upon completion of the transaction, the financial statements became those of IBI and the balance sheet and consolidated equity accounts were restated for the transaction retroactive to the period ending December 31, 2008.

(3)
Immediately after the closing of the Share Exchange we issued 5,566,795 shares of common stock to Catino, SA in satisfaction of $5,566,795 in promissory notes (inclusive of accrued interest) which shares represented 17.1% our common stock outstanding on such date.  On the same day we issued warrants to purchase 1,000,000 shares of our common stock to Catino, SA in exchange for a warrant substantially similar that which had been initially issued to Catino, SA by IBI.

(4)
On December 1, 2008 and December 5, 2008 the Company borrowed an aggregated sum of $90,000 from officers and directors of the Company.  The Company issued Promissory Notes with a term of one year at an interest rate of five percent that accrues to term.

(5)
On June 4, 2009, the Company borrowed $50,000 and issued a Promissory Note to a lender affiliated with one of our directors.  The Promissory Note provides for interest at the rate of 5% per annum and is payable along with principal, 60 days from date of issue.  We also issued 10,000 shares of Class A common stock (restricted securities under SEC Rule 144) in connection with this loan.  On August 5, 2009 the Company reissued the Promissory Note under the original terms, for $50,411, which included the original principle plus accrued interest.  The Promissory Note is payable 60 days from date of issue.  We also issued 10,000 shares of Class A common stock (restricted securities under SEC Rule 144) in connection with the extension of this loan.  On October 13, 2009, the Company made a principal payment of $17,000 and reissued the Promissory Note under the original terms for $33,797, which included the remaining principal plus accrued interest.  The Promissory Note is payable 60 days from date of issue.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 16, 2009, the filing date of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, and has disclosed such items in Note 8 “Subsequent Events” herein.

(1)
On October 8, 2009, the Company extended a Promissory Note, disclosed in Subparagraph (c) of Note 5 for $30,832, which included the original principle less a principle pay down of $20,000 plus accrued interest.  The Promissory Note is payable 30 days from date of issue.  On November 10, 2009, the Note was subsequently paid in full in the amount of $31,005 inclusive of $1,005 in accrued interest.

(2)
On October 13, 2009, the Company extended the Promissory Note, disclosed in Subparagraph (b) Note 5 for $33,797, which included the original principle less a principle pay down of $17,000 plus accrued interest.  The Promissory Note is payable 60 days from date of issue.  We also issued 10,000 shares of Class A common stock (restricted securities under SEC Rule 144) in connection with the extension of a loan.

(3)
On October 9, 2009, the Company borrowed $49,000 and issued a Promissory Note to a Olympian Cruises, LLC.   The Promissory Note provides for interest at the rate of 5% per annum and is payable along with principal, 12 months from date of issue.

(4)
On November 6, 2009, the Company borrowed $300,000 and issued a Convertible Note.  The Convertible Note provides for interest at the rate of 10% per annum and is payable along with principal, twelve months from date of issue.  On or before the maturity date the Lender may cause the principal plus accrued interest to be converted into shares of Class A common stock (restricted securities under SEC Rule 144) at the conversion price of $0.50 per share.  We also issued 120,000 shares of Class A common stock (restricted securities under SEC Rule 144) in connection with the loan.

(5)
On November 10, 2009, the Company extended the Promissory Note, disclosed in Subparagraph (b) Note 5 for $16,927 which included the original principal less a principal pay down of $17,000 plus accrued interest.  The Promissory Note is payable 60 days from date of issued.

(6)	On November 10, 2009, the Company made a principal pay down on the Promissory Note disclosed in Subparagraph (d) Note 5 for $227,479.

(7)	In October, 2009, the Company sold an aggregate of 60,000 Class A common shares (restricted securities under SEC Rule 144) for total proceeds of $30,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis summarizes the significant factors affecting (1) our consolidated results of operations for the nine and three months ended September 30, 2009, compared to the nine and three months ended September 30, 2008, and (2) our liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Report.

Principal Office

Our administrative office is located at 1001 N. America Way, Suite #201, Miami, Florida, 33132. Our telephone number is 305-416-6402.

Other information

IB International has 39,681,844 shares outstanding on September 30, 2009 and 39,861,844 shares outstanding on November 16, 2009.

IB International is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Forms 10-K and Forms 10-Qs. The shareholders may read and copy any material filed by IB International with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which IB International has filed electronically with the SEC.  This information is available by accessing the SEC website using the following address: http://www.sec.gov or via the IB International maintained website at the following address: http://www.islandbreezeinternational.com.

DESCRIPTION OF THE PROPERTY

Plan of Operation

We have had no revenue and have no operations.  Our efforts since our incorporation have been focused on developing operating entertainment cruise projects.  We own two vessels which we expect to substantially renovate and equip with gaming, restaurant and entertainment related equipment.  We are currently evaluating port locations in the United States and have increased our focus on international locations in East Asia for the establishment of our initial operations.  The ports that are primarily being considered for the Company’s initial operations in the United States include Florida and Texas, and internationally we are considering and have increased our attention on various locations in East Asia.

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

We currently expect to commence our initial cruise operations upon completion of the renovation of the m/v Casino Royale (the “Casino Royale”), a 430 foot vessel currently located in the Bahamas, which the Company acquired on May 23, 2008.  Upon completion of the renovations, we expect that the Casino Royale will have a passenger capacity of approximately 1,200 passengers and will offer the Company’s patrons a full entertainment experience. Upon completion of the intended renovations, the shipboard entertainment venues on the m/v Casino Royale will include a 100 seat full service gourmet restaurant, a 300 seat buffet restaurant, a casino, a sports bar, a VIP lounge, and a covered outdoor entertainment deck.

After commencement of our initial operations with the Casino Royale, we expect to commence renovations of the m/v Island Breeze, a 410 foot vessel currently located in Greece which we acquired on September 12, 2007.  After it is renovated, we expect the Island Breeze to have a passenger capacity of approximately 1,200 passengers  and will offer a 100 seat full service gourmet restaurant, a 300 seat buffet restaurant, a casino, a sports bar, a high energy nightclub, a VIP lounge, and a 400 seat showroom.  Upon completion of renovations of the Island Breeze, we intend to place the Island Breeze in service and establish our second planned entertainment cruise operation from a yet to be determined port location.  We may reverse the order in which we launch our vessels or may sell one of them to reduce our expenses or facilitate the renovation of the second vessel.

Additional information about our business and prospects are contained in our Current Report on Form 8-K which was filed with the SEC on June 18, 2009 and subsequently was amended by filings with the SEC on June 18, 2009, July 2, 2009 and July 10, 2009.

Employees

As of September 30, 2009, we had ten full-time employees and an additional two individuals who were independent contractors working for us either in their individual capacities or through professional service companies controlled by them. No employee is represented by a labor union.  The Company anticipates employing additional personnel as needed for the casino, food and beverage outlets, terminal services, and the operations of the vessel and the Company.

Investment Policies

IB International does not have an investment policy at this time. Any excess funds it has on hand will be deposited in interest bearing accounts such as term deposits or invested in short term money instruments.

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

Our intended operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future income from operations. As of September 30, 2009, we have not generated revenues, and have experienced negative cash flow from vessel acquisition, renovation as well as general and administrative expenses. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on terms favorable to IB International.

Results of Operations

As a development stage company, we have no revenues and do not expect to generate any revenues for the foreseeable future.  We have incurred operating losses of $471,050 and $192,696 during the three months ended September 30, 2009 and 2008 respectively. We have incurred operating losses of $980,955 and $445,906 for the nine months ended September 30, 2009 and 2008, respectively.  From inception, September 27, 2006, to September 30, 2009, we had accumulated losses of $2,389,391.  Included in the loss were general and administrative expenses as well as professional fees not associated with the purchase and renovation of our vessels.

Because we produce no revenues, we rely entirely on debt and equity financing to fund ongoing operations, and expect to continue to do so for the foreseeable future.   Generating operating revenues and ultimately achieving profitability will require the successful completion of our renovation plans for one and/or both vessels, and the subsequent commencement of revenue producing operations.  No assurances can be given as to our ability to identify sufficient sources of funding to sustain our operations, renovate our vessels or achieve profitability.   These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty. In order to alleviate our working capital deficiency and address our continued financing concerns, management intends to take affirmative steps towards identifying sources of capital that will be sufficient to fund our operations until such time as we are cash flow positive.

Balance Sheet Discussion

September 30, 2009 and December 31, 2008

As of September 30, 2009, our total assets were $16,686,252, total liabilities were $1,062,554 and shareholders’ equity was $15,623,698 compared to $15,366,084, $5,266,014 and $9,600,070, respectively for the period ending December 31, 2008.  Current assets at September 30, 2009 were $271,988 consisting of cash of $83,155 (and prepaid expenses of $188,833) compared to $64,016, $59,016 and $5,000, respectively for the period ending December 31, 2008.  Included in  total assets as of September 30, 2009 are property, and equipment, net of depreciation of $9,409 and other assets of $16,404,855, consisting of the cost of vessels we have acquired and costs related to renovations of the vessels, compared to $10,771 and $15,291,297, respectively, at December 31, 2008 with respect to these items.

As of September 30, 2009, our total liabilities were $1,062,554, and our current liabilities at such date were $1,062,554 consisting of unsecured loans of $453,755, accounts payable of $418,431, and accrued expenses of $190,368 compared to total liabilities of $5,766,014, current liabilities of $5,266,014, unsecured loans of $90,371, accounts payable of $285,255, convertible notes payable of $4,849,643, and accrued expenses of $40,745, for the period ending December 31, 2008.  The significant decrease in our liabilities in 2009 compared to 2008 resulted from the conversion of Convertible Promissory Notes, of $5,566,795 into 5,566,795 common shares at $1.00 per share.

The net cash used in our operating activities in the nine month period ended September 30, 2009 was $628,128 an increase of $149,806from that used in the nine month period ended September 30, 2008, which net increase was affected by increases in our net loss year over year, increases in prepaid expenses, accounts payable, stock issued for services and accrued expenses.

Cash and cash equivalents as of September 30, 2009 increased by $24,139, as compared to December 31, 2008.  Net cash used in investment activities in the nine month period ended September 30, 2009 was $1,113,557 consisting of acquisition and renovation of property and equipment, a decrease of $4,168,076 from the period ended September 30, 2008. Net cash from financing activities in the nine month period ended September 30, 2009 was $1,765,823 compared to $6,005,781for period ending September 30, 2008 consisting of proceeds from issuance of convertible notes, loans, and capital contributions.

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

Liquidity – General Requirements

Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $16,000,000 of outside funding to provide the working capital necessary to complete the renovation of the Casino Royal, purchase the necessary equipment for the vessel and commence operations, and at least another $20,000,000 of funding in order to complete the renovation, and purchase the equipment necessary to launch our second vessel, the Island Breeze.  Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. If we fail to arrange for sufficient capital in the future, we will not be able to initiate operations until we can obtain adequate financing.  Furthermore, we may be required to sell interests in one or both of our vessels to secure the financing we require.  If we are unable to secure the required financing we may also attempt to sell one of our vessels in order to move forward with the renovation of the second or to reduce our expenses.

Liquidity - Activity Subsequent to September 30, 2009

In October, 2009, the Company sold an aggregate of 60,000 Class A common shares (restricted securities under SEC Rule 144) for total proceeds of $30,000.

In October 2009, the Company extended Promissory Notes aggregating $64,629 (principal and accrued interest), with original due dates of October 5, 2009, and October 9, 2009, for additional sixty day and thirty day periods, respectively, at which time the entire principal and accrued interest will be due in full.  The Notes carry the same terms as the original Notes.   In consideration for these extensions, the Company issued 20,000 Class A common shares (restricted securities under SEC Rule 144) to the Lenders.

In October 2009, the Company borrowed $49,000 and issued a Promissory Note to Olympian Cruises, LLC.   The Promissory Note provides for interest at the rate of 5% per annum and is payable along with principal, 12 months from date of issue.

In November 2009, the Company paid in full a Promissory Note disclosed in Subparagraph (c) of Note 5 for $30,971 inclusive of $971 in interest.

In November 2009, the Company extended the Promissory Note, disclosed in Subparagraph (b) Note 5 for $16,927, which included the original principle less a principle pay down of $17,000 plus accrued interest.  The Promissory Note carries the same terms as original Note and is payable 60 days from date of issue.

In November 2009, the Company made a $10,000 principal pay down of the Promissory Note disclosed in Subparagraph (d) Note 5.

In November 2009, the Company borrowed $300,000 and issued a Convertible Note.  The Convertible Note provides for interest at the rate of 10% per annum and is payable along with principal, twelve months from date of issue.  On or before the maturity date the Lender may cause the principal plus accrued interest to be converted into shares of Class A common stock (restricted securities under SEC Rule 144) at the conversion price of $0.50 per share.  We also issued 120,000 shares of Class A common stock (restricted securities under SEC Rule 144) in connection with the loan.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold instruments that are sensitive to changes in interest rates, foreign currency exchange rates or commodity prices. Therefore, we believe that we are not materially exposed to market risks resulting from fluctuations from such rates or prices.  Currency and exchange rate fluctuations may negatively impact our financial results.  We expect to pay for the renovations of one of our vessels (the Island Breeze) in Euros and will therefore be adversely affected if the value of the U.S. dollar declines against the Euro.  Furthermore, currency fluctuations will directly affect our operational results if we operate in foreign countries.

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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings to which IB International is a party or is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

Exhibits

31.1	Certification of Bradley T. Prader, President and Chief Executive Officer

31.2	Certification of Steven G. Weismann, Chief Financial Officer

32.1	Certification of Bradley T. Prader, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Steven G. Weismann, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

November 20, 2009

ISLAND BREEZE INTERNATIONAL, INC.

By:	/s/ Bradley T. Prader
Bradley T. Prader President and Chief Executive Officer

By:	/s/ Steven G. Weismann
Steven G. Weismann Chief Financial Officer