Form 10-K
period 2009-12-31
ISLAND BREEZE INTERNATIONAL, INC.
filed 2010-04-14
CIK 1419886

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2009

                                       or

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to _____________________

Commission file number 000-53452

ISLAND BREEZE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-1742696
State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

211 Benigno Blvd, Suite 201, Bellmawr, New Jersey	08031
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (856) 931-1505

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

Class A Common Stock, $0.001 par value
(Title of class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |  | No | X |

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes | | No |X|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |  |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K | X |

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|	Accelerated filer |_|
Non-accelerated filer |_|	Smaller reporting company |X|
(Do not check if a smaller reporting company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes | | No |X|

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of April 9, 2010, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $5,475,992, based upon a closing sale price of $0.99.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of April 9, 2010, the registrant had outstanding 25,049,850 shares of Class A Common Stock and16,110,500 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Table of Contents

ISLAND BREEZE INTERNATIONAL, INC.
FORM 10-K ANNUAL REPORT

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
Information included in this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Island Breeze International, Inc. (“We”, “Our” or the “Company”) to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations, are generally identifiable by use of words "may," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements are based on assumptions that, although we believe are reasonable, may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Explanatory Note.

As used in this report, unless the context otherwise requires, the words “we”, “our” and “us” and words of similar import refers to Island Breeze International, Inc. and its solely owned Cayman Island subsidiary Island Breeze International (“IBI”).  Since virtually all of our assets and operations are conducted through IBI, the discussions of our business and the risks we face and our historic economic performance, which are subsequently presented in this Form 10-K, relate primarily to IBI.  Specific discussions or comments relating to Island Breeze International will reference “IBI,” and those relating to Goldpoint Resources, Inc. our predecessor company, will reference “Goldpoint”.

Prelude

We were formerly an exploration stage company named Goldpoint Resources, Inc. (“Goldpoint”), which owned an option to acquire a mineral claim in Clark County, Nevada.

GoldPoint was incorporated on June 29, 2007, under the laws of the State of Nevada.  Prior to June 12, 2009, GoldPoint did not make any significant purchases or sale of assets, nor was it involved in any mergers, acquisitions or consolidations. Prior to such date, Goldpoint was an exploration stage corporation.  It intended to be in the business of mineral property exploration and had the right to conduct exploration activities on one property.   Immediately prior to June 12, 2009, GoldPoint had one Officer and two Directors and no employees.

As of June 12, 2009, Olympian Cruises, LLC (“Olympian”), a Delaware limited liability company, acquired control of Goldpoint in a transaction we refer to herein as the “Share Exchange” or the “Reverse Acquisition”.  As of such date, Goldpoint issued 30,000,000 shares of its common stock (or approximately 77.8 % of Goldpoint’s common stock outstanding on that date) to Olympian.  In return for such issuances of shares, Goldpoint received all of the outstanding shares of capital stock of IBI, a privately held exempt Cayman Islands company.  Thus, IBI became Goldpoint’s wholly-owned subsidiary and the business of the subsidiary became its only operations.

Under the agreement relating to the Share Exchange (the “Exchange Agreement”), Goldpoint was required to merge into a newly formed Delaware corporation, thereby becoming a Delaware corporation, change its name to Island Breeze International, Inc. and change its authorized capital stock to 100,000,000 shares of Class A Common Stock, par value $0.001 per share, 16,110,500 shares of Class B Common Stock, par value $0.001 per share and 1,000,000 shares of preferred stock, par value $0.001 per share.

It was originally contemplated that the Merger would occur prior to the consummation of the Share Exchange and that 13,889,500 shares of Class A Common Stock and 16,110,500 shares of Class B Common Stock would be issued to Olympian on consummation of the Share Exchange.  However, in order to facilitate the closing of the Share Exchange, Goldpoint and Olympian agreed to effect the Merger after the consummation of the Share Exchange rather than beforehand.  The Merger occurred on September 15, 2009 and after consummation of the Merger, Olympian exchanged 16,110,500 shares of Class A Common Stock for an identical number of shares of Class B Common Stock.

The Class A and Class B Common Stock are substantially identical except that holders of Class A Common Stock have the right to cast one vote for each share held of record and holders of Class B Common Stock have the right to cast ten votes for each share held of record on all matters submitted to a vote of holders of common stock. The Class A Common Stock and Class B Common Stock vote together as a single class on all matters on which stockholders may vote, including the election of directors, except when class voting is required by applicable law.  As a result of the Merger, Goldpoint’s outstanding common stock automatically became Class A Common Stock on a 1 for 1 basis.

The company’s activities since the closing of the Share Exchange have been focused on developing entertainment (including gaming) cruises to nowhere, the development of which is the historic business of IBI.  The company owns two vessels, one of which it expects to substantially renovate and equip with gaming, restaurant and entertainment related equipment. The company is currently evaluating port locations in East Asia for the establishment of its initial cruise operations.

(Since only our Class A Common Stock is registered under the securities laws or is publicly traded, all references in this Report to our common stock refers to our Class A Common Stock unless specifically noted otherwise.)

Item 1.  Business.

Overview
IBI was incorporated under the laws of the Cayman Islands as an exempt company on September 27, 2006.  We have had no revenue and have no operations.  Our efforts since our incorporation have been focused on developing and operating entertainment cruises which incorporate gaming, dinning and other forms of shipboard entertainment.  We own two vessels, one of which we expect to substantially renovate and equip with gaming, restaurant and entertainment related equipment.  The ports that we were previously primarily considering for the Company’s initial operations included ports in Florida and Texas.  Increasingly, we have focused on international locations and we are currently evaluating port locations primarily in East Asia for the establishment of our initial cruise operations, with a particular focus on home port locations in Taiwan and the Hong Kong Special Administrative Region of China (“Hong Kong”). This change in location is based on our belief that the East Asian market presents greater opportunities for the initial launch of our cruise business.  In this effort, we have established a registered branch office in Taipei, Taiwan.

We do not have the cash reserves required to complete the renovations of our vessels or to commence operations.  We believe that we will need at least $15,000,000 of outside funding for us to launch our first vessel and initiate our business.  Further funds, which we estimate to be not less than an additional $15,000,000, will be required for us to launch our second vessel and to expand our operations.  We may also decide to acquire another vessel from which we may establish our initial operations, which will require an undermined amount of outside funding to acquire and initiate our entertainment cruise operations.

We currently expect to commence our initial cruise operations upon completion of the renovation of the m/v Island Breeze (the “Island Breeze”), a 410 foot vessel currently located in Greece which we acquired on September 12, 2007.  After renovations are complete, we expect the Island Breeze to have a passenger capacity of approximately 1,200 passengers.  Further, we expect that after the completion of renovations, the Island Breeze will feature a contiguous gaming area measuring approximately 15,000 square feet with 15 to 16 foot high ceilings. Based on our existing plans, the Island Breeze will also offer a 300 seat buffet restaurant, a fine dining restaurant, a full service spa/salon, a VIP lounge and a 400 seat showroom, although the final configuration may vary.  Upon completion of renovations of the Island Breeze, we intend to place the Island Breeze in service and establish our planned entertainment cruise operation from a yet to be determined port location.  We believe that after it is renovated the Island Breeze will be better suited for our East Asian operations than our second vessel, the m/v Casino Royal (the “Casino Royale”), since the Island Breeze has an enclosed entertainment area and the gaming area is concentrated on one level.  We also believe that based on our current renovation plans, the Island Breeze will require less capital investment and take less time to renovate versus the Casino Royale.  Alternatively, we may decide to acquire another vessel from which we can commence our initial operations.  If we initiate that alternative, that a vessel will likely have a sufficient amount of cabins to accommodate passengers on overnight or multi-day cruises versus the shorter duration cruises suitable for either the Island Breeze or the Casino Royale.

Our second vessel is the Casino Royale, a 430 foot vessel currently located in the Bahamas, which the Company acquired on May 23, 2008.  We have developed renovation designs for the Casino Royale which would result in a passenger capacity of approximately 1,200 passengers; a main gaming deck area measuring approximately 11,000 feet with 12 to 14 foot high ceilings; and two upper level gaming salons.  Our existing renovation plans also provide for dining and entertainment facilities including a 300 seat buffet restaurant, a 100 seat fine dining restaurant, a VIP lounge and a covered outdoor entertainment area.  We believe the Island Breeze, is better suited to likely ports we are considering in east Asia.  In part, this is because we believe that the Island Breeze is better suited to the open sea travel typical to east Asia markets than the Casino Royal which is better suited to the short day trip pattern more typical to the U.S. market.  Further, given our current renovation plans for each vessel, excluding equipment costs, we believe that the Casino Royale will cost substantially more to renovate versus the Island Breeze.  Therefore, we are reexamining our plans and may sell the Casino Royale rather than renovate it.

Acquisitions

On September 12, 2007, we acquired an existing day cruise vessel, the m/v Atlantis, from Fortune Ship Investments, Ltd., and subsequently renamed the vessel the m/v Island Breeze. The Island Breeze is approximately 410 feet in length and will have a capacity of 1,200 passengers upon the completion of renovations. After we secure the financing necessary to renovate the Island Breeze, we intend to commence renovations and to purchase and install the related equipment and systems.  We expect that after the completion of renovations, the Island Breeze will feature a contiguous gaming area measuring approximately 15,000 square feet with 15 to 16 foot high ceilings. The Island Breeze will also offer a 300 seat buffet restaurant, a fine dining restaurant, a full service spa/salon, a VIP lounge and a 400 seat showroom, although the final configuration may vary. The Island Breeze was originally built as an overnight passenger/vehicle ferry with car decks on the main and mezzanine levels where the gaming and buffet/showroom levels are located. The Island Breeze is fitted with an active retractable fin stabilization system which provides additional passenger comfort in the event of adverse sea conditions. The Island Breeze is currently moored in Elefsina Bay, near Piraeus, Greece (six miles southeast of Athens).  Since September, 2007 we have  incurred approximately $1,750,000 of renovation and carrying costs for  the Island Breeze, including, but not limited to, costs related to  planning; purchase of  materials, parts, and equipment; material removals; and additional carrying costs related to such as labor (crew), fuel, insurance, and dockage. We estimate that the full scale renovation of the Island Breeze will cost an additional $6,400,000 and will take approximately three months from the commencement of full scale renovations, which will occur after the required financing is secured.  Additionally, we anticipate that we will incur an additional $2,800,000 of costs related to the purchase and installation of gaming equipment, IT equipment, and other furniture, fixtures & equipment.  However, we believe that such costs can be reduced if we were to utilize, in part of in whole, the gaming equipment, IT equipment, and other furniture and fixtures currently onboard the Casino Royale.  This would have the effect of increasing subsequent costs related to the Casino Royal if we go forward with the rehabilitation of that vessel.  Further, we will continue to incur additional carrying costs related to the Island Breeze while we seek to secure the financing necessary to renovate and refit the vessel.  We may modify the scope of the renovations if we are unable to secure the financing we require to complete the contemplated renovations.

On May 23, 2008, we acquired the m/v Casino Royale from Catino, SA.  The Casino Royale is approximately 430 feet in length and will have a capacity of approximately 1,200 passengers if we complete the renovations as currently designed.  The renovation plans we developed for this vessel contemplate a main gaming deck area measuring approximately 11,000 feet with 12 to 14 foot high ceilings and two upper level gaming salons.  Trenovation he plans also include dining and entertainment experiences with a 300 seat buffet restaurant, a 100 seat fine dining restaurant, a VIP lounge and a covered outdoor entertainment area.  The Casino Royale was originally built as an overnight passenger/vehicle ferry with a car/truck deck on what is now the main gaming deck.  This vessel is fitted with an active retractable fin stabilization system which provides additional passenger comfort in the event of adverse sea conditions.  The Casino Royale is currently moored in Freeport, Bahamas.  Since May, 2008 we have incurred approximately $2,215,000 in renovation and carrying costs for the Casino Royale, including, but not limited to, costs related to planning; purchase of materials, parts, and equipment; material removals; and additional carrying costs related to labor (crew), fuel, insurance, and dockage.  We estimate that the full scale renovation of the Casino Royale would cost an additional $8,400,000 and would take approximately five months from the commencement of such renovations.  Additionally, we anticipate that we would incur an additional $1,200,000 in costs related to the purchase and installation of additional gaming equipment, IT equipment, and other furniture, fixtures & equipment.  We are re-evaluating our plans for the vessel and may sell the vessel rather than renovate it.  Should we decide to sell the Casino Royale, it is possible that we may decide to retain the equipment and furniture presently onboard the vessel for use on the Island Breeze, thereby reducing the anticipated equipment costs that will be associated with the launch of the m/v Island Breeze.  Alternatively, if we decide to sell the Casino Royale we may decide to sell or store such equipment and furniture presently onboard the Casino Royale.

Business Strategy

We expect to offer round trip entertainment cruises, including cruises-to-nowhere, with anticipated cruise durations between six to ten hours per cruise.  Following renovation of the Island Breeze, we expect to offer our customers a full entertainment experience complete with a full service restaurant, 300 seat buffet restaurant, a casino separate VIP gaming salons, a full service spa and salon, a VIP lounge and a 400 seat showroom, although the final configuration may vary.  We may modify the scope of the renovation if we are unable to secure the financing we require to complete the contemplated renovations.

Marketing

We expect to initiate a comprehensive marketing program aimed at establishing the Company’s cruise ships as a premier entertainment destination for residents, business travelers, tour groups, and leisure travelers. We will attempt to create and encourage new and repeat visitation from our target market.  We expect our marketing program to include: the implementation of a customer profiling system, a premium member club, a busing program, direct mail, print media, television, radio, and outdoor media advertising, event marketing, and a corporate website.

Depending on availability, we intend to allocate a significant amount of our future resources to marketing.  We believe that the marketing of our business will be important to our success.  We intend to focus our marketing efforts on adults, ages twenty-one years or older, located within a one hundred mile radius of our ports of operation.  In addition to our marketing programs, we expect to benefit from the advertising and promotion of our dining and entertainment venues. Our ability to initiate our marketing program, or for that matter any marketing initiative, will depend on our having sufficient working capital available to do so, of which there can be no assurance.  We believe that marketing is essential to successful operations, and if we lack sufficient working capital to implement a significant marketing campaign, our likelihood of success will be dramatically reduced.  Additionally, there can be no assurance that any of these strategies will result in significant market acceptance of the Company’s entertainment and gaming cruise operations.

East Asian Market

We originally contemplated initiating operations in the United States and were exploring the Texas and Florida markets.  However, we have been revaluating this strategy and believe that the East Asian market may provide greater opportunities for the initiation and expansion of our business. In particular, we are focusing on home port opportunities in Taiwan and in Hong Kong.  In this regard we have established a registered branch office in Taipei, Taiwan.  We believe that the East Asian market offers opportunities for maximizing return on investment of our existing facilities and of generating profits.  We note however that we are continuously reevaluating our business strategy due to the changes in market conditions and other factors and may focus on markets in Florida, Texas or other locations in the future.

The Company is currently evaluating international entertainment cruise opportunities primarily in East Asia.  Growth in the Eastern Asian gaming market has been dramatic.  For example, although land based, the large scale and varied casino development in Macau highlights the potential for our business in the East Asian market.  Revenue per head in Macau already surpasses that achieved in Las Vegas.

The East Asian market is quite diverse and the economic, competitive and regulatory environment changes from country to country.  Depending on the locations we select, we will likely complete with numerous cruises, structured and non structured gaming operations, and other entertainment options which have established market positions.  Because the Company’s business will require the negotiation of port availability and potentially regulatory clearances, the Company will retain the assistance of consultants in initially evaluating and potentially facilitating entry into the East Asian market.

There is no assurance that we will be able to successfully compete with existing or expanded entertainment cruises, land based or vessel based gaming operations within the East Asian market, or the State of Florida, Texas, or other states.  Some of the companies that own or run competing entertainment and/or gaming operations enjoy superior capitalization, name recognition, licensing and existing market share.  In additional to gaming based competition, we will also compete with non-gaming entertainment activities, including, but not limited to, short term cruises, resort attractions, various sports activities, and numerous other recreational activities.  There is no assurance that we will be able to successfully compete with such other activities.

Weather and Seasonal Fluctuations

The success of our intended entertainment cruise business will depend, to a significant extent, on weather conditions.  In particular, inclement weather, or the threat of such weather, is expected to have a direct effect on passenger counts, potentially adversely affecting our revenues.  Bad weather or sea conditions may result in the cancellation of cruises. Our intended business may also be subject to seasonal fluctuations.

Regulations

The cruise and gaming industry is highly regulated, and the laws and regulations to which we will be subject will depend to a great extent on the locations from which we operate and the laws and regulations in effect in such jurisdictions.  The discussion below is not intended to be complete and is presented to provide an overview of certain of the regulations which may affect our business.

The Island Breeze and the Casino Royale, and any other vessels which we may operate in the future must comply with various international and country coast guard and port authority requirements as to ship design, on-board facilities, fire safety, equipment, personnel and general safety.  In addition, we are subject to certain federal, state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses, such as the Clean Air Act, the Clean Water Act, and other environmental rules and regulations.  The coverage and compliance costs associated with these laws, regulations and ordinances will result in additional costs to our operations in the future.

The vessels we own are subject to the provisions of SOLAS 74, which was adopted in 1974 by the International Maritime Organization, a specialized agency of the United Nations that is responsible for measures to improve the safety and security of international shipping, and to prevent marine pollution from ships. SOLAS 74 is the current basic safety standard for all ships engaged in international service.  The Convention was substantially amended in 1992 and 2000 in order to upgrade and improve shipboard fire safety standards.  The amendments are applicable to all passenger ships engaged in international service, including retroactively to those ships that were built prior to 1980. Under the amendments, full compliance with SOLAS 74 standards is to be phased in and implemented over time and completed no later than October 1, 2010.  By that date, passenger ships must comply with the final phase of the implementation of the SOLAS 74 amendments, most notably, requirements that no combustible material is used in ships’ structures and that certain other interior structure and space standards are met. The precise nature and scope of necessary work maybe determined in conjunction with the ship’s classification society.  Upon completion of the planned renovations, our vessels will be in compliance with the current SOLAS 74 requirements including those required to be completed by October 1, 2010.

Although the Company is currently focusing on establishing its initial cruise operations in East Asia, the Company may in the future decide to pursue opportunities in the United States, including the states of Florida and Texas, where we were initially focused.  The rules and regulations in the United States vary from state to state.  The effect of  amendments  in 1994 to the Federal  Gambling Ship Act and in 1992 to the  Federal Johnson Act, was to repeal the prior prohibition under Federal law of gambling aboard ships making coastal voyages beyond the jurisdiction of state territorial waters (three miles on eastern coast of the United States and nine miles within the Gulf of Mexico), and to permit individual states to enact laws regulating or prohibiting gambling aboard ships making coastal voyages from ports located in such states.

Many states in the United States have introduced legislation which would prohibit or restrict gaming aboard ships making costal voyages from ports located in their states.  For example, from time to time in prior years, bills have been introduced in the Florida legislature which if enacted, would prohibit coastal gaming cruises from Florida ports.  No such bills have been enacted and no such bill is currently pending.  There is a risk that the State of Florida, the State of Texas and municipalities in Eastern Asia or other jurisdictions may at some future date regulate or prohibit the coastal cruise gaming business.  In addition, the United States government or Asian nations could enact regulations or prohibit coastal gaming cruises.

As another example, from time to time, bills have been introduced seeking to place passenger surcharges on cruises originating from ports within the State of Florida. Originally, this surcharge was intended to fund a trust fund to be used for statewide beach restoration and management.  Such bills were subsequently amended so that the gaming cruise industry would not be taxed.  However, there can be no assurance that similar bills designed to tax passengers on cruises such as those we expect to offer will not be introduced in the future.  In addition, while current law and regulations do not now prohibit casino advertising, from time to time, bills have been introduced which, in part, prohibit advertising of any form of gambling.  There can be no assurance that such bills will not be reintroduced or enacted in the future.  There has also been litigation instituted in the State of Florida against gaming cruise operators for allegedly causing a public nuisance.  There can be no assurance that further litigation will not be instituted in the future which, if successful, could adversely affect the industry in which we operate.

Due to our recent focus on the east Asia market, we are examining the laws and regulations that may apply in that market.  The requirements for operating in that market differ to some extent from those that apply in the United States.  For example, Hong Kong requires annual safety inspection of vessels whose home ports are located in its jurisdiction.  We expect to retain local consultants to advise us on local legal requirements once we have selected our home ports.

Renovations, Materials, Research and Development, Environmental Laws, Intellectual Property and Independent Contractors

We have acquired two vessels and currently expect to renovate one of them.  We believe the materials necessary for the renovations, the subcontractors who will complete the renovations, and the materials for the operation of the business thereafter are readily available.  We expect to utilize the services of a shipyard and subcontractors with respect to the renovation of the vessels.  We have not incurred research and development expenses to date, but we have expended approximately $100,000 since September, 2006 in demographical studies and analysis to evaluate potential markets and ports from which to initiate operations.  We have no patents, trademarks, labor contracts and similar items.  We may engage independent contractors with regard to the certain services and amenities contained on our vessels.  We do not expect to incur any material expenses, other than routine maintenance, in order to comply with applicable environmental laws.  However, we are subject to various international, federal, state and local laws and regulations that may or will govern our operations and our ships, including emissions and discharges into the environment, and the handling and disposal of hazardous and non-hazardous substances and wastes. If an accident resulting in a discharge of fuel or other hazardous material were to occur, we would be liable for costs related to corrective action or environmental cleanup, penalties and/or the imposition of other liabilities or restrictions.

Employees

As of March 31, 2009, we had nine full-time employees and an additional two individuals who were independent contractors working for us either in their individual capacities or through professional service companies controlled by them. No employee is represented by a labor union.  We anticipates employing additional personnel as needed for the casino gaming floor, food and beverage outlets, terminal services, and the operations of the vessel and the Company.

Item 1A.  Risk Factors

Investing in us involves a high degree of risk.  You should carefully consider the risks described below before making a decision to buy our common stock.  If any of the following risks actually occur, our business could be harmed.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.  You should also refer to the other information in this report, including our financial statements and the related notes.  Except for  historical  information,  the  information  in this report  contains  "forward-looking"  statements  about our  expected  future business and performance. Our actual operating results and financial performance may prove to be very different from what we have predicted as of the date of this report.  The risks described below address some of the factors that may affect our future operating results and financial performance.

RISKS RELATED TO OUR FINANCIAL CONDITION

WE NEED SIGNIFICANT INFUSIONS OF ADDITIONAL CAPITAL, WHICH MAY RESULT IN DILUTION TO OUR SHAREHOLDERS’ OWNERSHIP AND VOTING RIGHTS IN OUR COMPANY.

Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $15,000,000 of outside funding to provide the working capital necessary to complete the renovation of the Island Breeze, purchase the necessary equipment for the vessel and commence operations, and at least another $15,000,000 of funding in order to complete the renovation, and purchase the equipment necessary to launch our second vessel, the Casino Royale, if we choose to go forward with its renovation.  Our need for additional capital to finance our business strategy, operations, and growth or if we acquire a vessel in place of the Casino Royale will be greater should, among other things, revenue or expense estimates prove to be incorrect. If we fail to secure sufficient capital in the future, we will not be able to initiate operations until we can obtain adequate financing.  We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which will adversely affect our prospects. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing will result in dilution to existing shareholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.  Furthermore, we may be required to sell interests in one or both of our vessels to secure the financing we require.  We may also attempt to sell one of our vessels in order to move forward with the renovation of the second.  There can be no assurance we will be able to find a purchaser who will make an acceptable offer.  Furthermore, even if we sell one vessel, financing, in addition to the amount we realize from the sale of the vessel, will be required to complete the remaining vessel and there can be no assurance that the required financing will be available to us.

RISKS RELATED TO OUR BUSINESS

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE NO OPERATING HISTORY UPON WHICH AN EVALUATION OF OUR COMPANY CAN BE MADE. FOR THAT REASON, IT WOULD BE DIFFICULT FOR A POTENTIAL INVESTOR TO JUDGE OUR PROSPECTS FOR SUCCESS.

We were organized in September, 2006 and have had no operations since our inception from which to evaluate our business and prospects. Most of our activities have been centered on the acquisition and renovation of our two vessels, the Island Breeze and the Casino Royale and related financing and other start-up activities.  We have had no revenue to date.  There can be no assurance that our future proposed operations will be implemented successfully or that we will ever have profits. If we are unable to commence and sustain our operations, our shareholders may lose their entire investments. We face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with initiating operations, including capital requirements and managements’ potential underestimation of initial and ongoing costs. As a new business, we may encounter delays and other problems.  We also face the risk that we will not be able to effectively implement our business plan. In evaluating our business and prospects, these issues should be considered. If we are not effective in addressing these risks, we will not operate profitably or perhaps at all and we may not have adequate working capital to meet our obligations as they become due.

Our ability to operate as a going concern and to achieve profitable operations will be dependent on such factors as the success of our business model and marketing strategy, market penetration, competition and the availability of financing.  No assurance can be given that we will be able successfully to develop our business under the foregoing conditions and given the inherent risks.

WE WILL INITALLY DEPEND ON ONLY ONE VESSEL TO CONDUCT OUR OPERATIONS.

Assuming we are able to secure the funding required to complete renovations of the Island Breeze (which we expect to launch first), to purchase the necessary equipment, and to commence initial operations, our initial operations will be entirely reliant upon the success of the gaming day cruise to nowhere operations of the Island Breeze.  Any disruption of the operations of that vessel would have a substantial negative impact on our business.  While we will maintain casualty insurance to protect us against damage and loss of this vessel and the related equipment, any material damage to, or loss of, the vessel due to fire, extreme weather, flooding or other causes, would have a material adverse effect on our financial condition, business, and prospects.

WE HAVE NOT SELECTED AND FINALIZED NEGOTIATIONS WITH RESPECT TO THE INITIAL PORT FROM WHICH OUR ENTERTAINMENT CRUISES WILL OPERATE AND THE FAILURE TO SELECT OUR INITIAL PORT AND SUCCESSFULLY NEGOTIATE THE TERMS OF OCCUPANCY COULD HAVE AN ADVERSE AFFECT ON OUR BUSINESS.

We have tentatively selected East Asia as the initial location from which we will initiate our entertainment cruise operations.  This selection is subject to change.  While we have had preliminary negotiations, we have not yet negotiated the final terms of occupancy for any vessel at any port.  In the event we are unable to secure an appropriate port from which to commence our initial operations or we are unable to successfully negotiate favorable agreements with respect to the occupancy at the port we ultimately select, our business will be adversely affected.

PROBLEMS WE INCUR WITH RESPECT TO THE RENOVATION OF OUR VESSELS WILL ADVERSELY AFFECT OUR PROSPECTS AND RESULTS OF OPERATIONS.

Our business plan is now founded on the renovations of the Island Breeze.  We cannot commence operations until the renovation of the Island Breeze is complete and our future prospects will depend on the renovation of the Island Breeze.  We are subject to the risks inherent in substantial construction projects including, contract issues and negotiations with others who will renovate the vessels, the quality of the work performed, delays caused by unavailability of contractors, cost overruns, poor workmanship, and may other risks.  Our prospects will be negatively affected should any of these problems occur.

WE NEED TO EFFECTIVELY MANAGE OUR GROWTH AND THE EXECUTION OF OUR BUSINESS PLAN.  ANY FAILURE TO DO SO WOULD NEGATIVELY IMPACT OUR RESULTS.

To manage our operations effectively, we will need to create operational, financial and other management processes and systems.  We have a small staff and our success also depends on our ability to maintain high levels of employee efficiency, to manage our costs in general and administrative expenses in particular and otherwise to efficiently execute our business plan.  There are no assurances that we will be able to effectively and efficiently manage our growth.  Any inability to do so could increase our expenses and negatively impact the result of our operations.

THE LOSS OF KEY PERSONNEL WOULD DIRECTLY AFFECT OUR EFFICIENCY AND ECONOMIC RESULTS.

We are dependent upon the creative skills and leadership of our management team, including Bradley T. Prader (our President and Chief Executive Officer), Sean F. McManimon (our Chief Operating Officer), Michael C. Hovdestad (our Chief Legal Officer), Steven G, Weismann (our Chief Financial Officer), and Thomas L. Schneider (our Executive Vice President of Maritime Operations).  The loss of the services of any of them could have a material adverse affect on our business and operations, including our ability to execute our business plan.

OUR STRATEGY REQUIRES US TO DEVELOP AND MAINTAIN RELATIONSHIPS WITH OTHER FIRMS.

Our strategy depends on various relationships with other firms such as independent contractors and vendors.  Of particular importance to us is our relationship with independent contractors and vendors who will sell us materials and perform various shipboard maintenance services on our vessels. We will need to maintain and develop relationships with these independent contractors and vendors.  It is vital to our success that we continue to maintain existing and develop new relationships with key independent contractors and vendors.  There can be no assurance, however, that we will be able to develop and maintain relationships which provide us the services and facilities we require.  If we fail to develop and maintain such relationships, we may be forced to change our strategy, which could have a material adverse effect on our ability to initiate operations and/or the results of our operations.  Further, if our relationship with a key independent contractor or vendor is terminated, it is likely our business will be disrupted until a replacement is identified and the relevant services are procured.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE ADDITIONAL ENTERTAINMENT CRUISE OPERATIONS IN THE FUTURE.

If we have the working capital necessary to do so, in addition to the Island Breeze or any other vessel we may purchase and launch first, we expect to launch additional entertainment cruise operations in the future. There can be no assurance that we will be able to do so.  We may acquire additional vessels, which acquisitions may be accompanied by risks such as potential exposure to unknown liabilities. We may enter into joint ventures, which may carry risks of liability to third parties.

CERTAIN FACTORS RELATING TO OUR INDUSTRY

WE EXPECT TO FACE COMPETITION TO OUR ENTERTAINMENT CRUISE OPERATIONS FROM LAND BASED AND NON-GAMING ENTERTAINMENT ACTIVITIES IN EAST ASIA AND OTHER JURSIDICTIONS AS WELL AS TRADITIONAL LAND-BASED CASINOS, OTHER ENTERTAINMENT CRUISE OPERATIONS AND OTHER GAMING ACTIVITIES.

We expect to compete with a variety of vacation activities in East Asia or potentially in the United States, including in some locations other entertainment cruise operations, short-term cruises, resort attractions, sporting and other recreational activities.  In the future, we expect significant competition as:

o	new entertainment cruise operators enter our intended markets,

o	new gaming operators enter our intended markets,

o	existing competitors expand their operations.

o	gaming activities expand in jurisdictions in which we will operate, and

o	gaming is legalized in new jurisdictions.

In general, we will compete with gaming activities including:

o	other entertainment cruise operations,

o	traditional land-based casinos,

o	riverboat casinos,

o	casino gaming on Indian land in the United States,

o	state-sponsored lotteries and

o	pari-mutuel betting on horse racing and jai-alai.

Our operations will compete with all of these and other forms of gaming and will compete with any new forms of gaming and entertainment that may be legalized in the future, as well as with other types of entertainment.  Most of our competitors will have significantly more resources, an established market presence and significant revenue.  We are subject to competition in East Asian jurisdictions from numerous diverse structured and non structured gaming and entertainment operations (cruise and land based) that are well established, including those existing in Macau, Hong Kong, and Taiwan.  In the United States we would be subject to competition from gaming establishments in other jurisdictions, including Atlantic City, New Jersey, Las Vegas, Nevada, the Bahamas, riverboat gambling on the Mississippi and Ohio rivers, gambling in Louisiana and the Mississippi Gulf Coast and international gaming destinations such as Macau.  Such competition could adversely affect our ability to commerce operations and to compete for new gaming opportunities.

THE COMPETITION WE EXPECT TO FACE WILL INCREASE IN THE FUTURE IF JURISIDICTIONS, LEGALIZE ADDITIONAL GAMING ACTIVITIES.

Over the past few years, there has been an attempt to expand legalized gaming in various locations in the United States as well as foreign jurisdictions.  It is likely that the gaming industry will continue to pursue legalization of gaming throughout the world, and we believe that the increased legalization of gaming would have a material adverse impact on our future operations.

WE WILL BE SUBJECT TO EXISTING AND NEW GAMING LAWS, REGULATIONS AND TAXES.

Domestic and foreign regulations are quite diverse and change from country to country and jurisdiction to jurisdiction.  Domestic and foreign regulations, taxes and other factors may limit or prohibit our ability to commence operations in certain locations, adversely affect our profitability, and may restrict or prohibit our operations in domestic or foreign jurisdictions in which we plan to operate.

From time to time, legislation has been introduced which, if enacted, would prohibit the coastal gaming business in various jurisdictions.  Restrictive regulations may be promulgated after we have initiated operations and may adversely affect our business.

In addition, the U.S. government has previously considered a Federal tax on casino revenues and the U.S. government, or state governments may consider such tax or other regulations that would affect our gaming business.  From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations in Florida , Texas, and in other  jurisdictions  throughout  the country.  Any such taxes, expansion of gaming or restriction on or prohibition of our gaming operations could have a material adverse effect on our operating results.

WE ARE SUBJECT TO A VARIETY OF NON-GAMING REGULATIONS WHICH COULD RESULT IN INCREASED EXPENSES AND ADVERSELY AFFECT OUR BUSINESS.

Any vessel which we operate in the future must comply with various domestic and foreign coast guard and port authority requirements as to ship design, on-board facilities, fire safety, equipment, personnel and general safety.  An inability to maintain compliance with such regulations could force us to incur additional costs in the renovation of our vessels, to maintain compliance or require us to buy new vessels.  In addition, we may be  subject to certain state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses, such as the Clean Air Act, the Clean Water Act, and other environmental rules and regulations.  The coverage and compliance costs associated with these laws, regulations and ordinances will result in future additional costs to our operations.

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

WE ARE SUBJECT TO ENVIRONMENTAL LAWS AND POTENTIAL EXPOSURE TO ENVIRONMENTAL LIABILITIES.

We are or expect to be subject to various foreign, federal, state and local environmental laws and regulations that will govern our operations and our ships, including emissions and discharges into the environment, and the handling and disposal of hazardous and non-hazardous substances and wastes. Failure to comply with such laws and regulations could result in costs for corrective action or environmental cleanup, penalties, or the imposition of other liabilities or restrictions.

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

During periods of economic contraction such as exist today, our revenues may decrease while some of our costs will remain fixed, resulting in decreased earnings.  This is because the gaming and other leisure activities we expect to offer on our vessels are discretionary expenditures. Participation in these activities may decline during economic downturns because consumers have less disposable income.  Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn.

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

CERTAIN FACTORS RELATED TO OUR COMMON STOCK
(Since only our Class A Common Stock is registered under the securities laws or publicly trades, all references in this Report to our common stock refers to our Class A Common Stock unless specifically noted otherwise.)

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

A LARGE NUMBER OF SHARES OF COMMON STOCK WILL BE ELIGIBLE FOR FUTURE SALE AND MAY DEPRESS OUR STOCK PRICE.

Our shares that are eligible for future sale may have an adverse effect on the price of our stock. As of April 9, 2010, there were 25,049,850 shares of our Class A Common Stock outstanding. A significant percent of these shares are eligible to be traded (a significant portion of which will be subject to certain volume limitations).  Trading of our common stock on the OTC Bulletin Board began in March, 2009 and the average daily trading volume has been very low.  Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

YOUR OWNERSHIP INTEREST, VOTING POWER AND THE MARKET PRICE OF OUR COMMON STOCK MAY DECREASE BECAUSE WE HAVE ISSUED, AND MAY CONTINUE TO ISSUE, A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK OR SECURITIES CONVERTIBLE OR EXERCISABLE INTO OUR COMMON STOCK.

We have issued common stock and warrants to satisfy our obligations and fund our requirements. In the future we may issue additional shares of common stock, options, warrants, preferred stock or other securities exercisable for or convertible into our common stock to raise money to pay our expenses and initiate and expand our business. We continue to seek additional investors. If additional sales of our equity occurs, your ownership interest and voting power in us will be diluted and the market price of our common stock may decrease.

In September, 2009, we consummated a transitory merger and converted into a Delaware Company (the “Merger”).  After the Merger, our Series B Common Stock which is held by Olympian has super voting rights in that each share of such stock has 10 times the voting power of a share of Class A Common Stock.  Our charter documents also provide authorization to our Board of Directors to issue "blank check" preferred stock, with designations, rights and preferences as they may determine.  Accordingly, our Board of Directors may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.  These types of provisions may discourage, delay or prevent a change in our control and are traditional anti-takeover measures.  These provisions make it difficult for a majority stockholder to gain control of the Board of Directors and of our company. These provisions may be beneficial to our management and our Board of Directors in a hostile tender offer and may have an adverse impact on shareholders who may want to participate in such a tender offer, or who may want to replace some or all of the members of our Board of Directors.

PROVISIONS IN OUR CERTIFICATE OF INCORPORATION PROVIDE FOR INDEMNIFICATION OF OFFICERS AND DIRECTORS, WHICH COULD REQUIRE US TO DIRECT FUNDS AWAY FROM OUR BUSINESS.

Our Certificate of Incorporation provides for the indemnification of our officers and directors.  We may be required to advance costs incurred by an officer or director and to pay judgments, fines and expenses incurred by an officer or director,  including reasonable  attorneys’  fees, as a result of actions or proceedings in which our officers and directors are involved by reason of being or having been an officer or director of our company.  Funds paid in satisfaction of judgments, fines and expenses may be funds we need for the initiation or continued operation of our business, thereby affecting our ability to attain or maintain profitability.

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

WE HAVE NO INTENTION OF PAYING DIVIDENDS.

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain future earnings, if any, as working capital and, therefore, do not expect to pay any dividends in the foreseeable future.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.  Properties

We presently operate out of offices we lease at 211 Benigno Blvd., Suite 201, Bellmawr, New Jersey 08031.  Our telephone number is (856) 931-1505.  On December 1, 2009 the Company opened an administrative office at 4F, #59, Heping East Road, Sec 1, Taipei 106, Taiwan. These offices are sufficient for our current needs.  We intend to establish additional corporate and operational facilities at or near our ports of call and other locations.

Item 3.  Legal Proceedings

We are not involved in any material legal proceedings outside the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our stockholders during the fourth quarter of 2009.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET FOR OUR COMMON STOCK
AND RELATED
STOCKHOLDER MATTERS

Our common stock was authorized to trade on March 20, 2009 on the over-the-counter market with quotations available on the OTC Electronic Bulletin Board under the symbol "GPNT" on the Over-the-Counter Bulletin Board Electronic Quotation System maintained by the Financial Industry Regulatory Authority (“FINRA”). Trading commenced on March 23, 2009. Prior to March 23, 2009, there was no public trading market for our Common Stock.

The following table sets forth the range of high and low bid quotations of our common stock for the periods indicated. The information contained in the table was obtained from Bloomberg Financial Services. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions, and may not represent actual transactions.  The ticker symbol has been changed to “IBII”.

2009 Quarter Ended	High	Low

December 31, 2009	$ 0.70	$ 0.15
September 30, 2009	0.78	0.25
June 30, 2009	1.25	0.00
March 31, 2009	0.00	0.00

2010 Quarter Ended	High	Low

March 31, 2010	$ 0.99	$ 0.60

Security Holders

On the close of business on April 9, 2010, there were 25,049,850 shares of our Class A Common Stock outstanding, which were held of record by approximately 88 stockholders, not including persons or entities that hold the stock in nominee or "street" name through various brokerage firms. As of such date there were 16,110,500 shares of our Class B Common Stock outstanding which were held of record by one stockholder.

Dividends
We have paid no cash dividends and have no present plan to pay cash dividends, intending instead to reinvest our earnings, if any. Payment of future cash dividends will be determined from time to time by our Board of Directors, based upon our future earnings (if any), financial condition, capital requirements and other factors. We are not presently subject to any contractual or similar restriction on our present or future ability to pay such dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

In July, 2009, the Company’s shareholders approved the 2009 Stock Incentive Plan (the “Plan”) which provides for awards including non-qualified stock options, common stock, restricted stock, divided equivalent rights and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals and to enable them to participate in the long-term success and growth of the Company.  There are 5,000,000 shares of Class A Common Stock reserved for distribution under the Plan, all of which were available on December 31, 2009. Stock options that may be granted under the Plan will generally be granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, and will vest and expire at such time as the  administrator, currently the Company’s Board of Directors, may determine.

Subject to the terms of the Plan, the plan administrator, currently the Company’s Board of Directors, shall determine the provisions, terms, and conditions of each award including, but not limited to, the vesting schedules, repurchase provisions, rights of first refusal, forfeiture provisions, form of payment (cash, shares, or other consideration) upon settlement, payment contingencies, performance criteria for vesting and other matters.  There were no awards under the Plan as of December 31, 2009.

Sales of Unregistered Securities

We sold the securities listed below during the fourth quarter of 2009 without registering the securities under the Securities Act of 1933.

During October, 2009, we sold to an investor 20,000 Class A Common shares for $0.50 per share and realized total proceeds of $10,000.

During October, 2009, a holder of our promissory note converted $20,000 of the principal due on this note into 80,000 Class A Common shares.

During November, 2009, we issued an aggregate of 142,500 Class A Common shares valued at $0.50 per share in connection with the purchase by two investors of our promissory notes in the aggregate amount of $372,000.

During December, 2009, we issued an aggregate of 10,000 Class A Common shares valued at $0.50 per share in connection with the purchase by three investors of our promissory notes in the aggregate amount of $225,788.

During the period from October 1, 2009 to December 31, 2009, we issued an aggregate of 500,000 Class A common shares valued at $0.50 per share to three separate consultants as payment to implement and maintain digital advertising as well as future promotional and marketing services.

On November 6, 2009, we borrowed $300,000 and issued a convertible promissory note payable twelve months from the date of issue. On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Class A Common shares at a conversion price of $0.50 per share.

On November 17, 2009, we borrowed $72,000 and issued a convertible promissory note payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Class A Common shares at a conversion price of $0.50 per share.

On December 18, 2009, we borrowed $10,000 and issued a convertible promissory note payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into  Class A Common shares at a conversion price of $0.50 per share.

On December 31, 2009, we borrowed an aggregate of $25,000 and issued two convertible promissory notes  payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lenders may elect to convert the principal amount of the Notes into  Class A Common shares at a conversion price of $0.50 per share.

There were no brokerage commissions, underwriter’s discounts or similar items paid with respect to any of the aforementioned issuances of securities.

The Company believes all of the issuances of securities referred to in this Note were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

We sold the securities listed below during the first quarter of 2010 without registering the securities under the Securities Act of 1933.

During January, 2010, we issued an aggregate of 150,000 Class A Common shares valued at $0.50 per share to two potential lenders as payment for due diligence in connection with prospective funding.

During the period from January 1, 2010 to March 31, 2010, we sold to seventeen investors an aggregate of 326,000 Class A Common shares valued at $0.50 per share and realized total proceeds of $163,000.

During the period from January 1, 2010 to March 31, 2010, we issued an aggregate of 15,000 Class A Common shares valued at $0.50 per share in connection with the purchase by seven investors of our promissory notes in the aggregate amount of $100,000.

During the period from January 1, 2010 to March 31, 2010, we issued an aggregate of 235,000 Class A common shares valued at $0.50 per share to four separate consultants as payment for promotional and marketing services.

Except as set forth above, there were no brokerage commissions, underwriter’s discounts or similar items paid with respect to any of the aforementioned issuances of securities.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

During the fourth quarter of our fiscal year ended December 31, 2009, the following officers of the Company or “affiliate purchasers” (as defined in Rule 10b-18(a) (3) under the Exchange Act) purchased shares of our Class A Common Stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

Bradley T. Prader, CEO, purchased 9,250 shares via the publicly traded markets at an average price of $0.60 per share.

Michael C. Hovdestad, CLO, purchased 1,500 shares via the publicly traded markets at an average price of $0.61 per share.

Steven G. Weismann, CFO, purchased 4,000 shares via the publicly traded markets at an average price of $0.50 per share.

These purchases were made by the above mentioned individual persons and were not purchased as part of a publicly announced plan or program.

Item 6.  Selected Financial Data

As a smaller reporting Company, we are not required to provide the information required by the item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion of our results of operation constitutes management’s review of the factors that affected our financial and operating performance for the years ended December 31, 2009 and 2008.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

On June 12, 2009 we acquired all of the outstanding capital stock of Island Breeze International (“IBI”), by issuing 30,000,000 shares (80.3% of our outstanding shares as of that date) of our outstanding common shares to IBI’s shareholder.  We subsequently issued 5,866,844 shares (15.7% of our outstanding shares as of that date) of our common stock in satisfaction of IBI promissory notes.

This reverse acquisition is being accounted for as a recapitalization of IBI with IBI as the acquirer, and accordingly all comparative historical financial statements will be those of IBI, which has a fiscal year ending on December 31.

The discussion and analysis of our financial condition and results of operations is based upon the financial statements of IBI through June 12, 2009, the date we closed the Share Exchange, which have been prepared in accordance with accounting principles generally accepted in the United States, and on a consolidated basis, including the Company and IBI after June 12, 2009. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, the Company estimates on historical experience and on various other assumptions that, we believe to be reasonable under the circumstances, the results of which form the Company’s basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

IBI was incorporated under the laws of the Cayman Islands on September 27, 2006.  IBI was in the development stage since inception to facilitate the purchase and renovation of our proposed cruise gaming vessels.

We cannot predict what future laws and regulations might be passed that could have a material effect on its results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Our primary sources of funding to date have been capital contributions by our majority shareholder and others and cash provided by short-term borrowings.  Our primary uses of funds have been for capital expenditures as well as general and administrative expenses.

We may decide to acquire another vessel from which we can commence our initial operations.  It would be anticipated that such a vessel will have a sufficient amount of cabins to accommodate passengers on overnight or multi-day cruises versus the shorter duration cruises that can be operated by either the Island Breeze or the Casino Royale.

We also believe that the Casino Royale is particularly well suited to the day trip pattern more typical to the U.S. market than the more open sea travel typical to East Asia markets.  Therefore, we are examining our plans for this vessel and may sell the vessel rather than renovate it.

Results of Operations

We are a development stage company.  Since inception, our efforts have been principally devoted to the acquisition and renovation of two vessels to be used in its entertainment cruise business. From inception, September 27, 2006, to December 31, 2009, we have sustained accumulated losses of $3,031,255.  Included in the loss were general and administrative expenses as well as professional fees not associated with the purchase and renovation of our vessels.

Balance Sheet Discussion

As of  December 31, 2009 and 2008

As of December 31, 2009, our total assets were $17,135,620, total liabilities were $1,546,145 and shareholders’ equity was $15,589,475 compared to $15,366,084, $5,766,014 and $9,600,070, respectively, as of December 31, 2008.  Current assets at December 31, 2009 were $430,823 consisting of cash and cash equivalents of $77,333 and prepaid expenses of $353,490 compared to $64,016, $59,016 and $5,000, respectively, for the period ending December 31, 2008.  Included in  total assets as of December 31, 2009 are property, and equipment, net of depreciation, of $8,860 and other assets of $16,695,937 consisting of the cost of vessels we have acquired and costs related to renovations of the vessels compared to $10,771 and $15,291,297, respectively, for the period ending December 31, 2008 with respect to these items.

As of December 31, 2009, our total liabilities and our current liabilities were $1,546,145 consisting of officer loans and notes payables in the amount $358,700, accounts payable of $529,140, convertible notes payable of $412,452 and accrued expenses of $245,853 compared to total liabilities of $5,766,014, current liabilities of $5,266,014, officer loan and notes payables  of $90,371, accounts payable of $285,255, convertible notes payable of $4,849,643, and accrued expenses of $40,745, for the period ending December 31, 2008.  The significant decrease in our liabilities in 2009 compared to 2008 resulted from our conversion of $5,566,795 (inclusive of accrued interest) in Convertible Promissory Notes converted into 5,566,795 Class A common shares at $1.00 per share.

The net cash used in our operating activities in the twelve-month period ended December 31, 2009 was $664,203, an increase of $302,898 from that used in the twelve-month period ended December 31, 2008, which net increase was affected by increases in our net loss year over year, prepaid expenses and accrued expenses.

Cash and cash equivalents as of December 31, 2009 increased by $18,317, as compared to December 31, 2008.  Net cash used in investment activities in the twelve-month period ended December 31, 2009 was $1,188,237, consisting of acquisition and renovation of property and equipment, a decrease of $5,079,987 compared to the cash used in investment activities during the twelve-month period ended December 31, 2008. Net cash from financing activities in the twelve-month period ended December 31, 2009 was $1,870,757, compared to $6,472,690 from the period ended December 31, 2008, consisting of proceeds from issuance of convertible notes, loans, and capital contributions.

Our capital expenditure plan for 2010 is estimated to approximate $30,000,000 to facilitate our renovation plan, purchase of gaming equipment, hiring of additional personnel, terminal improvements, marketing, working capital reserves, and general corporate purposes.  We require additional financing to continue.  The Company expects financing will be supplied by additional capital contributions from the Company’s shareholders, long-term debt, the sale of securities or a combination thereof.  There can be no assurance that financing from such sources or from any sources will be available to us.

Liquidity and Capital Resources

We have funded our activities to date through capital contributions from our shareholders, short term loans, convertible notes and issuance of our common stock.  Since our inception, September 27, 2006, thru December 31, 2009, we received $18,580,295 in capital contributions from our shareholders.  As of December 31, 2009, we had shareholders’ equity of $15,589,475, but little cash on hand.

We have three short term loans outstanding totaling an aggregate of $90,000 which we owe to the officers of the Company.  The loans bear interest at the rate of 5% annum with initial due dates of December 1 and December 5, 2008. On the respective due dates the loans (including accrued interest) were extended for a period of one-year at the stated interest rate.

In May 2008 and September 2008, we borrowed an aggregate of $5,000,000 and issued convertible notes due on different dates commencing in November, 2009 and ending in March, 2010, eighteen months from the date of each loan, together with interest at the rate of 12% per annum.  The principal amount and accrued interest due on the notes automatically converted into shares of our common stock, at $1.00 per share, after the consummation of the reverse acquisition on June 12, 2009, on which date we issued 5,566,795 shares of our common stock in satisfaction of the notes.

On June 4, 2009, we borrowed $50,000 and issued a promissory note to a lender affiliated with one of our directors.  The promissory note provides for interest at the rate of 5% per annum and is payable along with principal, sixty days from date of issue.  On August 5, 2009 we reissued the promissory note under the original terms, for $50,411, which included the original principal plus accrued interest.  We also issued 10,000 shares of Class A common stock in connection with this loan.  The promissory note was payable 60 days from date of issue.  On October 13, 2009, we made a principal payment of $17,000 and reissued the promissory note under the original terms for $33,797, which included the remaining principal plus accrued interest.  The promissory note is payable 60 days from date of issue.  On November 10, 2009 and December 4, 2009, respectively, we made principal payments on this note of $17,000 and $8,000, respectively.  On December 31, 2009 the balance due on this note was $9,072, which includes outstanding principal and accrued interest.

On June 8, 2009, we borrowed $50,000 and issued a promissory note evidencing the loan.  This loan, plus interest at the rate of 5% annum was payable August 8, 2009.  We also issued 10,000 shares of Class A common stock in connection with this loan. On August 9, 2009 we reissued the promissory note under the original terms, for $50,411, which included the original principle plus accrued interest.  The promissory note was payable 60 days from date of issue.  We also issued 10,000 shares of Class A common stock in connection with the extension of this loan.  On October 8, 2009, the lender converted $20,000 of principal into 80,000 shares of Class A Common Stock and reissued the promissory note under the original terms for $30,832, which included the remaining principal plus accrued interest.  On November 10, 2009, we paid the lender $31,005, which included all outstanding principal and accrued interest.

On June 18, 2009, we borrowed $250,000 and issued a promissory note evidencing the loan.  This loan, plus interest at the rate of 12% per annum was payable 90 days from the date of issue.  We also issued 25,000 shares of Class A common stock in connection with this loan.  On September 17, 2009 we reissued the promissory note under the original terms, for $227,479, which included the original principal amount less a $30,000 principal repayment, plus accrued interest.  The promissory note is payable 90 days from date of issue.  We also issued 25,000 shares of Class A common stock in connection with the extension of this loan.  On December 17, 2009, we reissued the promissory note under the original terms, for $200,788, which included the original principle amount less a $30,000 principal repayment, plus accrued interest.  The promissory note is payable 104 days from date of issue.  We also issued 5,000 shares of Class A common stock in connection with the extension of this loan.  On December 31, 2009, the balance due on this note was $205,200, which includes outstanding principal and accrued interest.

On October 9, 2009, we borrowed $49,000 and issued a promissory note to Olympian Cruises, LLC. The promissory note provides for interest at the rate of 5% per annum and is payable along with principal, one year from the date of issue.  On December 31, 2009, the balance due on this note was $49,557, which includes outstanding principal and accrued interest.

On November 6, 2009, we borrowed $300,000 and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  Pursuant to the terms of this note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.50 per share.  We also issued 120,000 shares of Class A common stock in connection with this loan. On December 31, 2009, the balance due on this note was $304,521, which includes outstanding principal and accrued interest.

On November 17, 2009, we borrowed $72,000 and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  Pursuant to the terms of this note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.50 per share.  We also issued 22,500 shares of Class A common stock in connection with this loan.  On December 31, 2009, the balance due on this note was $72,868, which includes outstanding principal and accrued interest.

On December 18, 2009, we borrowed $10,000 and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.50 per share. On December 31, 2009, the balance due on this note was $10,063, which includes outstanding principal and accrued interest.

On December 31, 2009, we borrowed $10,000 and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.50 per share.  We also issued 2,000 shares of Class A common stock in connection with this loan. December 31, 2009, the balance due on this note was $10,000, which includes outstanding principal and accrued interest.

On December 31, 2009, we borrowed $15,000 and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.50 per share.  We also issued 3,000 shares of Class A common stock in connection with this loan.  December 31, 2009, the balance due on this note was $15,000, which includes outstanding principal and accrued interest.

During October, 2009, we sold to an investor 20,000 Class A Common shares for $0.50 per share and realized total proceeds of $10,000.

During October, 2009, a holder of our promissory note converted $20,000 of principal of this Note into 80,000 Class A Common shares.

During November, 2009, we issued an aggregate of 142,500 Class A Common shares valued at $0.50 per share in connection with the purchase by two investors of our promissory notes in the aggregate amount of $372,000.

During December, 2009, we issued an aggregate of 10,000 Class A Common shares valued at $0.50 per share in connection with the purchase by three investors of our promissory notes in the aggregate amount of $225,788.

During the period from October 1, 2009 to December 31, 2009, we issued an aggregate of 500,000 Class A common shares valued at $0.50 per share to three separate consultants as payment to implement and maintain digital advertising as well as future promotional and marketing services.

Impact of Inflation

Since we have had no operations to date, inflation has not affected the results of our operations, but may affect the costs we will incur to complete the renovation of our vessels.  Do not expect such consequences to be significant given the current economic client.

Liquidity - Activity Subsequent to December 31, 2009

On January 6, 2010, we entered into a drawdown equity financing agreement and registration rights agreement with Auctus Private Equity Fund, LLC (“Auctus”).  Under the terms of the agreement (the “Financing Agreement”), Auctus has committed, subject to certain conditions, to purchase up to $10,000,000 of our Class A Common stock over a term of three years.  Although we are not obligated to sell shares under  the equity financing facility, the Financing Agreement gives us the option to sell Auctus Class A Common Shares at a per share purchase price of  equal to 95% of the lowest closing bid price during the five trading days following our delivery of  notice to Auctus (the “Notice”).  At our option, we may set a floor price under which Auctus may not sell the shares which were the subject of the Notice.     The maximum number of shares of Class A Common Stock that we can include in any Notice is the greater of: (i) shares with a purchase price of $150,000 or (ii) 200% of the average daily trading volume of our Class A Common Stock for ten days preceding the drawdown notice date.

Auctus is not required to purchase the shares, unless the shares which are subject to the Notice have been registered for resale under the Securities Act of 1933.  The Company is obligated to file a registration statement within 90 days and to use all commercially reasonable efforts to have such registration statement declared effective within 120 days of filing.  The Company issued and delivered 50,000 shares of its Class A Common Stock to Auctus as an origination fee with respect to the subject transaction.

In February 2010, we borrowed an aggregate of $100,000 from six individuals and issued convertible notes due commencing twelve months from the date of each loan together with interest at the rate of 10% per annum.

In February 2010, we sold to twelve investors an aggregate of 202,000 Class A common shares  for total proceeds of $101,000.

In March 2010, we sold to four investors an aggregate of 124,000 Class A common shares for total proceeds of $62,000.

Liquidity – General Requirements

Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $15,000,000 of outside funding to provide the working capital necessary to complete the renovation of the Island Breeze, purchase the necessary equipment for the vessel and commence operations, and at least another $15,000,000 of funding in order to complete the renovation and purchase the equipment necessary to launch our second vessel, the Casino Royal, if we decide to rehabilitate and launch this vessel.  Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. If we fail to arrange for sufficient capital in the future, we will not be able to initiate operations until we can obtain adequate financing.  Furthermore, we may be required to sell interests in one or both of our vessels to secure the financing we require.  If we are unable to secure the required financing we may also attempt to sell one of our vessels in order to move forward with the renovation of the second.

Off Balance Sheet Arrangements

Not applicable.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 2 to the audited financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. We believe the following critical accounting policies are subject to estimates and judgments used in the preparation of these reports.

Use of Estimates

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

Prepaid Expenses

Prepaid expenses are primarily comprised of advance payments made to vendors for inventory and services.  The Company records prepaid expenses at the expected recovery amount.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.  Financial Statements and Supplementary Data

The financial information required by this item is set forth beginning on page F-1 and is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 12, 2009, we dismissed Kyle L. Tingle, CPA, LLC (“KLT Audit”) as our independent certified public accountants. The decision was approved by our Board of Directors.

The report of KLT Audit on the Goldpoint Resources, Inc., (“Goldpoint”) financial statements for its fiscal years ended December 31, 2007 and 2008 indicated conditions which raised substantial doubt about Goldpoint’s ability to continue as a going concern.  During Goldpoint’s fiscal years ended December 31, 2007 and 2008 and the subsequent interim periods preceding the termination, there were no disagreements with KLT Audit on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of KLT Audit would have caused KLT Audit to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years or subsequent interim periods.

The resignation of KLT Audit and the appointment of Bernstein & Pinchuk LLP of New York, New York (“BP”) as our independent registered public accounting firm were reported in our Current Report on Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on July 10, 2009.

We provided KLT Audit with a copy of the disclosure in our Form 8-K/A reporting the dismissal of KLT Audit and KLT Audit furnished the SEC with a letter stating its agreement with our statements in Item 4.01(a) of that Current Report on Form 8-K/A, which letter was filed as Exhibit 16.1 to that Form 8-K/A.

Effective June 12, 2009, BP was engaged as our new independent registered accounting firm.  During the two most recent fiscal years and the interim period preceding the engagement of BP, we have not consulted with BP regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement or event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-K.

Item 9A.  Controls and Procedures

DISCLOSURES CONTROLS AND PROCEDURES

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer, who also is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Item 9A (T).  Controls and Procedures

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that are intended to:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of Americas, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal controls over financial reporting is as of the year ended December 31, 2009. We believe that our internal controls over financial reporting are effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.  In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

Item 10.  Directors, Executive Officers and Corporate Governance

The following are our executive officers and directors; each of whom has served since the closing of the Share Exchange on June 12, 2009.

Name	Age	Positions and Offices
Bradley T. Prader	37	Chief Executive Officer ; President; and Chairman
Sean F. McManimon	50	Chief Operating Officer; and Director
Michael C. Hovdestad	37	Chief Legal Officer; Secretary; and Director
Steven G. Weismann	48	Chief Financial Officer
Thomas L. Schneider	64	EVP of Maritime Operations; and Director
Craig A. Szabo	56	Director

Bradley T. Prader
Mr. Prader has served as our President, Chief Executive Officer, and the Chairman of our Board of Directors since we closed the Share Exchange.  Prior to such time, he held the same offices with IBI.  Prader is a founder and a Manager of Olympian Cruises, LLC, which was the sole shareholder of IBI prior to the Share Exchange.  From September 2001 to April 2003, Prader was Chief Executive Officer of Titan Development Group, LLC and its wholly owned subsidiary, Titan Cruise Lines.  During this time, Prader was responsible for the development of Titan’s gaming vessel project in Florida (Titan Development Group, LLC has divested its interest in Titan Cruise Lines to a private investment group).  Prior to Titan, Prader was the Chief Executive Officer of Global Access Holdings, Inc., a New York based equity trading and software development company conducting business in North America, Europe, Russia, China, Taiwan, and Australia.  Previously, Prader was a business consultant providing strategic planning, business advisory, and capital development services to developing and mid-sized companies.  Prader was also a co-founder of a business-to-business infrastructure company, Chief Operating Officer of a trading technology firm, financial analyst at Radnor Advisors, a real estate investment/development firm, as well as an investment banker at Viking Graham, a Philadelphia investment banking and private equity firm.  Although Prader is not currently registered with a FINRA firm (most recent registration was from July 2006 to December 2007 with Grossman & Co, LLC), he holds the Series 7, 24, 55, and 63 securities licenses.  Prader holds a B.S.B.A. in finance from Villanova University College of Commerce and Finance.

Sean F. McManimon
Mr. McManimon has served as our Chief Operating Officer and a member of our Board of Directors since we closed the Share Exchange.  Prior to such time, he held the same offices with IBI.  McManimon will be responsible for all of our casino operations.  McManimon is a founder and a principal of Olympian Cruises, LLC, which was the sole shareholder of IBI prior to the Share Exchange.  From September 2001 to April 2003, McManimon was Chief Operating Officer of Titan Development Group, LLC and its wholly owned subsidiary Titan Cruise Lines.  During this time, McManimon was responsible for development of Titan’s gaming vessel project in Florida (Titan Development Group, LLC has divested its interest in Titan Cruise Lines to a private investment group).  McManimon has over thirty (30) years experience in casino and hospitality operations.  From May 1978 to January 2006, McManimon has held multiple Casino Games Manager positions for Resorts International in Atlantic City, New Jersey.  In this capacity, McManimon was responsible for the management of a 95,000+ square foot casino; including daily reconciliation and analysis of cash and gaming tokens, and the management of more than six hundred (600) casino employees.  Additionally, McManimon was the co-founder and Chief Operating Officer of Casino Technology, Inc., co-founder of Global Optical Solutions, Inc., as well as a gaming consultant for ABC Television and Gerson Lehrman Group Council, and gaming instructor at the Casino Career Institute for Atlantic County Community College.

Michael C. Hovdestad, Esq.
Mr. Hovdestad has served as our Chief Legal Officer, Secretary and a member of our Board of Directors since we closed the Share Exchange.  Prior to such time, he held the same position with IBI.  Hovdestad is responsible for coordinating all legal affairs of the Company.  Hovdestad is a founder and a principal of Olympian Cruises, LLC, which was the sole shareholder of IBI prior to the Share Exchange.  Hovdestad is an attorney practicing with the law firm of Parker McCay, P.A. where he has been employed since 2001 and is admitted to practice in New Jersey, Pennsylvania and before the Federal District Court of New Jersey.  He is a member of the New Jersey and Pennsylvania Bar Associations.  He represents established and emerging growth companies in the areas of Tax Law, Corporate Law, Venture Capital and Employee Benefits.  Hovdestad represented Titan Development Group, LLC from its inception to the divestiture of its wholly owned subsidiary, Titan Cruise Lines.  Hovdestad received his B.S.B.A. in finance from the Villanova University College of Commerce and Finance.  He received his J.D. from the Seton Hall University School of Law in Newark, New Jersey.  Hovdestad received his LLM in taxation from the Villanova University School of Law.

Thomas L. Schneider
Mr. Schneider has served as our Executive Vice President of Maritime Operations and member of our Board of Directors since we closed the Share Exchange.  Prior to such time, he held the same position with IBI.  Schneider is responsible for the oversight of the renovation and operation of the Company’s vessels.  Schneider is a principal of Olympian Cruises, LLC, which was the sole shareholder of IBI prior to the Share Exchange.  In 1996, Schneider founded The InterMar Group, a multi-faceted ship’s brokerage and maritime advisory company for passenger vessel related projects.  The InterMar Group began advising marine clients both in the USA and worldwide.  Through Riverboat Management, Inc., a gaming vessel consultancy founded by Schneider in the early 1990’s, Schneider has managed the marine operations (including construction, docking facilities, start-up and on-going operations) of  gaming vessels in Indiana, Illinois, Iowa and Florida as well as offshore Mexico.  Previously, Schneider was Project Manager for Lady Luck Gaming Corporation where he was responsible for site analysis, outside consultant coordination, gaming license application, berth layout and shipyard coordination.  From 1984 to 1990, he acted as a Marine Consultant to tanker companies, both domestic and internationally.  From 1977 to 1984, Schneider held positions as Vessel Master, Senior Advisor and Manager of Vessel Services for Atlantic Richfield Company (ARCO) where his responsibilities included management and direction of the vessel operations of fourteen (14) tank vessels (ten (10) domestic and four (4) foreign).  Schneider graduated from the United States Merchant Marine Academy (Kings Point, NY) and has an MBA from Pepperdine University.  Schneider also holds a U.S. Coast Guard license as Master of Steam and Motor Vessels, Any Gross Tons, Any Waters, Unlimited and a First Class Pilot’s License for Valdez, Alaska.

Craig A. Szabo
Mr. Szabo has served as a member of our Board of Directors since we closed the Share Exchange.  Szabo is a member of Olympian Cruises, LLC, which was the sole shareholder of IBI prior to the Share Exchange.  Szabo is a CPA that has practiced public accounting since 1974 and has been President and owner of Szabo Accountancy Corp. since 1984. He began his career with a large national CPA firm where he worked for ten (10) years and rose to the position of Audit Manager.  Szabo then formed his own practice in 1984, where he services clients in many industries including medical, real estate, sports, and entertainment.  Szabo graduated from Cal State University Northridge in 1974 with a B.S. in Business Administration Accounting.  He is a member of the American Institute of Certified Public Accountants and California Society of Certified Public Accountants.  Szabo has also been an active real estate developer and currently co-manages a portfolio of commercial properties.

In addition to Bradley T. Prader, Sean F. McManimon, Michael C. Hovdestad, Thomas L. Schneider and Craig A. Szabo, who are Members of our Board of Directors, the following person serves as an executive officer of the Company.

Steven G. Weismann
Mr. Weismann has served as our Chief Financial Officer since we closed the Share Exchange.  Mr. Weismann is responsible for overseeing the financial operations of the Company.  Weismann is a principal of Olympian Cruises, LLC, which was the sole shareholder of IBI prior to the Share Exchange.  From April 2000 to February 2005, Mr. Weismann was co-founder and President of Global Access Ventures, LLC, a financial consulting company that advised on potential investment, merger, acquisition and U.S. public offering opportunities for qualified China based companies.  Prior to Global Access Ventures, Weismann was the Chief Financial Officer and served as a Director for Seair Group, Inc., and Gourmet Group, Inc., two publicly traded companies.  Included in his responsibilities were conducting current and forecast accounting as well as required SEC filings and compliance audits.  Weismann served for eight (8) years in the United States Navy nuclear program.  Weismann graduated with honors from the Naval Nuclear Power School.  Mr. Weismann holds a B.S. from Thomas Edison State College.

Information Concerning the Board of Directors, Board Committees and Corporate Governance

Board Composition

Our Board of Directors consists of five (5) directors. Our Board has determined that it has no "independent directors" under the corporate governance rules and regulations of NASDAQ.

Committees of the Board

 Since the Company's common stock is quoted on the OTC Bulletin Board and as a result is not subject to exchange listing requirements, the Board has no immediate plans or need to establish an audit committee with a financial expert or a compensation committee to determine guidelines for determining the compensation of its executive officers or directors. For similar reasons, the Company has not established a nominating committee, or a written policy for considering recommendations from shareholders for candidates to serve as directors or with respect to communications from shareholders.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file report of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership Securities).  Directors, executive officers and beneficial owners of more than 10% of the Company’s common stock are required by SEC regulations to provide the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that each current officer, director and beneficial owner of 10% or more of the Company’s securities filed a Form 3 with the SEC and has had no change of ownership since such filing and that all of such persons has complied with the Section 16(a) filing requirements applicable to them.  Mr. Patrick Orr, a director, and Mr. James Orr, president and chief financial officer of the Company prior to the consummation of the Exchange Agreement, each filed Forms 3 with the SEC after the date on which the forms were required to be filed. Catino SA, which owns more than 10% of our common stock failed to file a Form 3 with the SEC with respect to its ownership of our common stock.

Code of Ethics

The Company has adopted a written code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer and any persons performing similar functions. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to 211 Benigno Blvd, Suite 201, Bellmawr, New Jersey 08031.

Item 11.  Executive Compensation

The following table shows for fiscal years ended December 31, 2009 and 2008, respectively, compensation awarded or paid to, or earned by, the following persons in all capacities (collectively, the "Named Executive Officers”) Bradley T. Prader, our President, Chief Executive Officer and Chairman and Patrick Orr, Goldpoint’s President until the consummation of the Share Exchange.

None of our executive officers earned more than $100,000 in salary and bonus for the 2009 or 2008 fiscal years. We did not grant options to acquire shares of our common stock to them during the period indicated.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)

Bradley T. Prader	2009	$75,000	$0	$0	$25,644	$100,644
President; Chief Executive Officer; and Chairman (1)	2008	$75,000	$0	$0	$20,520	$95,520

Patrick Orr	2009	$0	$0	$0	$0	$0
President(2)	2008	$0	$0	$0	$0	$0

(1) Of this amount, Mr. Prader was paid $50,455 in 2009 and $71,346 in 2008, the remainder of the amount shown for 2008 and 2009, $3,654 and $24,545, respectively, has been accrued by the Company and has not been paid.  Other compensation of $25,644 in fiscal 2009 and $20,520 in fiscal 2008 represents payments of health insurance premiums.

(2)  Mr. Orr served as Goldpoint’s President until the consummation of the Share Exchange on June 12, 2009.

INCENTIVE PLANS

In July, 2009, the Board adopted and our shareholder’s approved our 2009 Stock Incentive Plan which authorized the issuance of up to 5,000,000 shares of our Common Stock to eligible individuals.  No awards were made under the plan through December 31, 2009.

OPTION GRANTS IN LAST FISCAL YEAR

We did not grant to the Named Executive Officers options to purchase shares in fiscal 2009 or 2008.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

None of our officers held options to purchase shares of our common stock during fiscal 2009 or 2008.

EMPLOYMENT AGREEMENTS

We have not entered into employment agreements with our executive officers or other employees to date. We may enter into employment agreements with them in the future.

Director Compensation

We have not compensated our Board members for their participation on the Board and do not have any standard or other arrangements for compensating them for such service.   We may issue shares of our common stock or options to acquire shares of our Common Stock to members of our Board of Directors in consideration for their services as members of our Board of Directors.  We do expect to reimburse Directors for expenses incurred in connection with their attendance at meetings of the Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of March 31, 2010, certain information regarding the ownership of our Class A Common Stock and Class B Common Stock by each stockholder known to our management to be (i) the beneficial owner of more than 5% of our outstanding stock of each of these classes, (ii) our directors, (iii) our executive officers, and (iv) all executive officers and directors as a group. We believe that, except as otherwise indicated, the beneficial owners of our common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares. Percentage of ownership is based on 41,126,350 shares of common stock issued and outstanding at March 31, 2010, plus, as to the holder thereof only and no other person, the number of shares of common stock which may be acquired on conversion of any shares of common stock we may have outstanding or are subject to options, warrants and convertible debentures exercisable or convertible within 60 days of March 31, 2010 by that person.  Except as otherwise stated in the table, the addresses of the holder is c/o our Company at 211 Benigno Blvd, Bellmawr, New Jersey 08031.

Name	Number of		Percentage of		Percentage
	Shares(1)		Class		of the Vote
Owner of More Than 5% of Class	Class A Common Stock*	Class B Common Stock	Class A Common Stock	Class B Common Stock

Olympian Cruises, LLC	13,889,500	16,110,500	55.5%	100%	94%

Olympian Entertainment, LLC(2)	13,889,500	16,110,500	55.5%	100%	94%

Catino, SA (3)	5,566,795	0	22.3%	0%	3%

Directors and Executive Officers

Bradley T. Prader (4)(6)	13,900,250	16,110,500	55.6%	100%	94%

Sean F. McManimon (4)	13,889,500	16,110,500	55.5%	100%	94%

Michael C. Hovdestad (4)(6)	13,892,000	16,110,500	55.5%	100%	94%

Thomas L. Schneider	0	0	0%	0%	0%

Craig A. Szabo (5)	70,000	0	0.3%	0%	0%

Steven G. Weismann	4,000	0	0.0%	0%	0%

All Directors and Executive	13,907,750	16,110,500	55.6%	100%	94%
Officers as a group (6 persons)

* Assumes the conversion of the shares of Class B Common Stock owned by the stockholder listed in the table at the conversion rate of 1 share of Class A Common Stock for each share of Class B Common Stock, but not for any other holder.  The Class A and Class B Common Stock are substantially identical except that holders of Class A Common Stock have the right to cast one vote for each share held of record and holders of Class B Common Stock have the right to cast ten votes for each share held of record on all matters submitted to a vote of holders of common stock.

(1) Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person.  Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2) Consists of 13,889,500 shares of Class A Common Stock and 16,110,500 shares of Class B Common Stock owned by Olympian Cruises, LLC of which Olympian Entertainment, LLC is the managing member with the power to vote and dispose of such shares.

(3) The address of Catino, SA is Aquilino de la Guardia 8, P.O. Box 0823-02435, Panama, Republic of Panama.

(4) Consists of 13,889,500 shares of Class A Common Stock and 16,110,500 shares of Class B Common Stock owned by Olympian Cruises, LLC which Messrs. Prader, McManimon and Hovdestad share voting power and the power to dispose of the shares as managing members of Olympian Entertainment, LLC.

(5) Consists of 60,000 shares of Class A Common Stock owned by Olympian Cruises, LLC which Mr. Szabo is a beneficial owner and 10,000 shares of Class A Common Stock owned by a company in which Mr. Szabo is a principle owner with the power to vote and dispose of such shares.

(6) Includes 10,750 shares of Class A Common Stock and 2,500 shares of Class A Common Stock which Messrs. Prader and Hovdestad, respectively, purchased via the public market.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

On June 12, 2009, immediately prior to the Share Exchange, Goldpoint redeemed 2,000,000 shares of its common stock from Patrick Orr, Goldpoint’s former President and one of two members of its Board of Directors prior to the Share Exchange, in consideration for a convertible promissory note in the amount of $600,000 (the “Orr Note”).  Pursuant to its terms, the Orr Note matured on September 12, 2009, unless sooner converted by the holder at a conversion price of $1.00 per share.  The Note also provided that we could force the conversion of the Orr Note on or before the maturity date on written demand, provided we pay Mr. Orr $50,000.  We paid Mr. Orr the $50,000 in the third quarter of 2009 and issued and delivered 600,000 shares of our Class A Common Stock to Mr. Orr in the fourth quarter of 2009 in full satisfaction of the Orr Note.

As of June 12, 2009, Olympian, a Delaware limited liability company, acquired control of Goldpoint (our predecessor company) in a transaction we have referred to herein as the “Share Exchange” or the “Reverse Acquisition”.  As of such date, Goldpoint issued 30,000,000 shares of its common stock (or approximately 77.8 % of Goldpoint’s common stock outstanding on that date) to Olympian.  In return for such issuances of shares, Goldpoint received all of the outstanding shares of capital stock of IBI, a privately held exempt Cayman Islands company.  Thus, IBI became Goldpoint’s wholly-owned subsidiary and the business of the subsidiary became its only operations.  On September 15, 2009, Olympian exchanged 16,110,500 shares of Class A Common Stock for an identical number of shares of Class B Common Stock, the rights of which are substantially identical, except that the Class B Common Stock has ten votes per share and the Class A Common Stock has one vote per share.  As of December 31, 2009, Olympian owned 74.2% of our capital stock (including Class A and Class B Common Stock) and 94.4% of the total voting power owned by all stockholder’s of the Company.

Item 14.  Principal Accountant Fees and Services

Our Board of Directors was directly responsible for interviewing and retaining our independent accountant, Bernstein & Pinchuk, LLP (“BP”), considering the accounting firm's independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. Our Board did not delegate these responsibilities. During 2009 our Board of Directors and during 2008 the Board of Directors of IBI pre-approved 100% of the services described below.

During fiscal year 2009 and fiscal year 2008, the aggregate fees which we paid to or were billed by BP for professional services were as follows:

	Year Ended December 31,
	2009	2008

Audit Fees - BP (1)	$11,550	$16,843
Audit-Related Fees (2)	0	0
Tax Fees (3)	6,785	0
All Other Fees	0	0
Total	$18,335	$16,843

(1) Fees for services to perform an audit or review in accordance with generally accepted auditing standards and services that generally only our independent registered public accounting firm can reasonably provide, such as the audit of our consolidated financial statements, the review of the financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory engagements.

(2) Fees, if any, for assurance and related services that are traditionally performed by our independent registered public accounting firm, such as audit attest services not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

(3) Fees for tax compliance. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services.

Item 15.  Exhibits and Financial Statement Schedules

Documents filed as part of this Report:

      1. Financial Statements

      Our consolidated financial statements required by this Item are submitted in a separate section beginning on page F-1 of this Report.

      2. Financial Statement Schedules:

      None

      3. Exhibits

Exhibit No	Description
2.1***	Agreement and Plan of Share Exchange, dated as of June 12, 2009, among Goldpoint Resources, Inc. and Olympian Cruises, LLC.
3.1**	Articles of Incorporation of Goldpoint Resources, Inc.
3.2**	By-Laws Incorporation of Goldpoint Resources, Inc.
3.3*	Amended and Restated Certificate of Incorporation of Island Breeze International, Inc.
3.4*	By-Laws of Island Breeze International, Inc.
4.1***	Form of Convertible Promissory Note in the principal amount of $500,000 issued by Island Breeze International to Catino, SA dated May 23, 2008.
4.2***	Form of Convertible Promissory Note in the principal amount of $4,000,000 issued by Island Breeze International to Catino, SA dated May 23, 2008.
4.3***	Form of Convertible Promissory Note in the principal amount of $500,000 issued by Island Breeze International to Catino, SA dated September 3, 2008.
4.4***	Form of Convertible Promissory Notes issued to investors, in the aggregate principal amount of $150,000, in June 2009.
4.5***	Form of Convertible Promissory Note issued to Patrick Orr in the amount of $600,000, dated June 12, 2009.
4.6****	Drawdown Equity Financing Agreement between Island Breeze International, Inc. and Auctus Private Equity Fund, LLC dated January 25, 2010.
4.7****	Registration Rights Agreement Between Island Breeze International, Inc. and Auctus Private Equity Fund, LLC dated January 25, 2010.
4.8*	Island Breeze International 2009 Stock Incentive Plan.
10.1***	Mortgage issued as of May, 2008 by Island Breeze International, as Mortgagor, to Catino, S.A., as Mortgagee.
14*	Code of Ethics.
21.1*	Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
99.2*
Financial Statements with Report of Independent Registered Public Accounting Firm for Island Breeze International for Years ended December 31, 2009 and December 31, 2008 and the Period from September 27, 2006 (inception) to December 31, 2009.

Numbers with (*) are filed herewith.  Numbers with (**) have been incorporated by reference from our Form SB-2, filed on December 13, 2007.  Numbers with (***) have been incorporated by reference from our Current Report on Form 8-K, filed on June 18, 2009.  Numbers with (****) have been incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2010	ISLAND BREEZE INTERNATIONAL, INC.

By: /s/ Bradley T. Prader
Bradley T. Prader
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Steven G. Weismann
Steven G. Weismann
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on April 12, 2010 in the capacities indicated.

Signature	Capacity

/s/Bradley T. Prader	President and Chief Executive
Bradley T. Prader	Officer, Chairman and Director (Principal Executive Officer)

/s/Steven G. Weismann	Chief Financial Officer
Steven G. Weismann	(Principal Financial Officer and
Principal Accounting Officer)

/s/Sean F. McManimon	Chief Operating Officer
Sean F. McManimon	and Director

/s/Michael C. Hovdestad	Chief Legal Officer, Secretary and Director
Michael C. Hovdestad

/s/Thomas L. Schneider	Director
Thomas L. Schneider

/s/Craig A. Szabo	Director
Craig A. Szabo

Exhibit Index

Exhibit No.	Description
2.1***	Agreement and Plan of Share Exchange, dated as of June 12, 2009, among Goldpoint Resources, Inc. and Olympian Cruises, LLC.
3.1**	Articles of Incorporation of Goldpoint Resources, Inc.
3.2**	By-Laws Incorporation of Goldpoint Resources, Inc.
3.3*	Amended and Restated Certificate of Incorporation of Island Breeze International, Inc.
3.4*	By-Laws of Island Breeze International, Inc.
4.1***	Form of Convertible Promissory Note in the principal amount of $500,000 issued by Island Breeze International to Catino, SA dated May 23, 2008.
4.2***	Form of Convertible Promissory Note in the principal amount of $4,000,000 issued by Island Breeze International to Catino, SA dated May 23, 2008.
4.3***	Form of Convertible Promissory Note in the principal amount of $500,000 issued by Island Breeze International to Catino, SA dated September 3, 2008.
4.4***	Form of Convertible Promissory Notes issued to investors, in the aggregate principal amount of $150,000, in June 2009.
4.5***	Form of Convertible Promissory Note issued to Patrick Orr in the amount of $600,000, dated June 12, 2009.
4.6****	Drawdown Equity Financing Agreement between Island Breeze International, Inc. and Auctus Private Equity Fund, LLC dated January 25, 2010.
4.7****	Registration Rights Agreement Between Island Breeze International, Inc. and Auctus Private Equity Fund, LLC dated January 25, 2010.
4.8*	Island Breeze International 2009 Stock Incentive Plan.
10.1***	Mortgage issued as of May, 2008 by Island Breeze International, as Mortgagor, to Catino, S.A., as Mortgagee.
14*	Code of Ethics.
21.1*	Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
99.2*
Financial Statements with Report of Independent Registered Public Accounting Firm for Island Breeze International for Years ended December 31, 2009 and December 31, 2008 and the Period from September 27, 2006 (inception) to December 31, 2009.

Numbers with (*) are filed herewith.  Numbers with (**) have been incorporated by reference from our Form SB-2, filed on December 13, 2007.  Numbers with (***) have been incorporated by reference from our Current Report on Form 8-K, filed on June 18, 2009.  Numbers with (****) have been incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2010.