Form 10-Q
period 2010-03-31
ISLAND BREEZE INTERNATIONAL, INC.
filed 2010-05-24
CIK 1419886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to _________.

Commission File Number: 000-53452

ISLAND BREEZE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-3250686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 Benigno Blvd. Suite #201, Bellmawr, NJ	08031
(Address of principal executive offices)	(Zip Code)

(856) 931-1505
(Registrant’s telephone number, including area code)

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

ISLAND BREEZE INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10- Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Island Breeze International, Inc. (“We”, “Our” or the “Company”) to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations, are generally identifiable by use of words "may," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements are based on assumptions that, although we believe are reasonable, may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

GoldPoint was incorporated on June 29, 2007, under the laws of the State of Nevada.  Prior to June 12, 2009, GoldPoint did not make any significant purchases or sale of assets, nor was it involved in any mergers, acquisitions or consolidations. Prior to such date, Goldpoint was an exploration stage corporation.  It intended to be in the business of mineral property exploration and had the right to conduct exploration activities on one property. Immediately prior to June 12, 2009, GoldPoint had one Officer, two Directors and no employees.

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

The company’s activities since the closing of the Share Exchange have been focused on developing entertainment (including gaming) cruises to nowhere, the development of which is the historic business of IBI.  As of March 31, 2010, the company owned two vessels, one of which it expects to substantially renovate and equip with gaming, restaurant and entertainment related equipment. On May 7, 2010, the company sold the second vessel, the Casino Royale.  The company is currently evaluating port locations in East Asia for the establishment of its initial cruise operations.

(Since only our Class A Common Stock is registered under the securities laws or is publicly traded, all references in this Report to our common stock refers to our Class A Common Stock unless specifically noted otherwise.)

PART 1 FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2010	2009
ASSETS

Current assets
Cash and cash equivalents	$52,301	$77,333
Prepaid expenses	135,536	353,490

Total current assets	187,837	430,823

Property and equipment - at cost, net of accumulated depreciation	8,195	8,860
Vessel under renovation - m/v Island Breeze (ex Atlantis)	9,921,376	9,834,437
Asset held for sale	2,887,000	6,861,500

	$13,004,408	$17,135,620

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$574,350	$529,140
Accrued expenses	257,730	245,854
Notes payable - related parties	154,819	153,500
Notes payable - other	167,335	205,200
Convertible notes payable	523,801	412,452

Total current liabilities	1,678,035	1,546,146

Stockholders' equity
Preferred stock, $ 0.001 par value or share, 1,000,000 authorized, none issued
Class A common stock: $ 0.001 par value; authorized 100,000,000; 25,274,844 and 24,323,844 issued and outstanding at March 31, 2010 and December 31, 2009	25,275	24,324
Class B common stock: $ 0.001 par value; 16,110,500 authorized, issued and outstanding at March 31, 2010 and December 31, 2009	16,111	16,111
Additional paid-in capital	19,054,843	18,580,294
Accumulated deficit during development stage	(7,769,856)	(3,031,255)

Total stockholders' equity	11,326,373	15,589,474

	$13,004,408	$17,135,620
See Accompanying Notes to Consolidated Financial Statements.

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(Unaudited)

			Inception
			(September 27, 2006) to
	Three Months Ended March 31,		March 31,
	2010	2009	2010
Revenues	$-	$-	$-

Cost of Revenues	-	-	-

Gross Profit	-	-	-

General, selling and administrative expenses	661,755	127,919	3,665,722

Operating loss	(661,755)	(127,919)	(3,665,722)

Non-operating income (expense)

Impairment of vessel and equipment	(4,061,544)	-	(4,061,544)
Interest income	-	-	1,198
Interest expense	(15,302)	(1,110)	(43,788)

Loss before income tax expense	(4,378,601)	(129,029)	(7,769,856)

Income tax expense	-	-	-

Net Loss	$(4,738,601)	$(129,029)	$(7,769,856)

Net loss per share, basic and diluted	$(0.12)	$(0.00)

Weighted average number of shares of common stock outstanding	40,508,510	30,000,000

See Accompanying Notes to Consolidated Financial Statements.

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)
						Accumulated
						Deficit
	Common Stock				Additional	During
	Shares		Amount		Paid-In	Development
	Class A	Class B	Class A	Class B	Capital	Stage	Total

September 27, 2006 (Inception)	13,889,500	16,110,500	$13,889	$16,111	$(30,000)	$-	$-
Additional cash contributions to equity	-	-	-	-	5,003,926	-	5,003,926
Net loss	-	-	-	-	-	(172,009)	(172,009)
Balance, December 31, 2006	13,889,500	16,110,500	13,889	16,111	4,973,926	(172,009)	4,831,917
Additional cash contributions to equity	-	-	-	-	4,970,795	-	4,970,795
Net loss	-	-	-	-	-	(616,907)	(616,907)
Balance, December 31, 2007	13,889,500	16,110,500	13,889	16,111	9,944,721	(788,916)	9,185,805
Additional cash contributions to equity	-	-	-	-	1,032,676	-	1,032,676
Net loss	-	-	-	-	-	(618,411)	(618,41)
Balance, December 31, 2008	13,889,500	16,110,500	13,889	16,111	10,977,397	(1,407,327)	9,600,070
Stock issued in recapitalization pursuant to reverse merger	3,500,000	-	3,500	-	(3,500)	-	-
Convertible note issued for cancelled officer shares	(2,000,000)	-	(2,000)	-	(168,000)	-	(170,000)
Shares issued for convertible notes payable at $ 1.00 per share	5,566,795	-	5,567	-	5,561,228	-	5,566,795
Shares issued for convertible notes payable at $ 0.50 per share	300,049	-	300	-	149,725	-	150,025
Shares issued for convertible notes payable at $ 0.28 per share	600,000	-	600	-	169,400	-	170,000
Shares issued for services	1,472,500	-	1,473	-	827,277	-	828,750
Shares issued for cash	915,000	-	915	-	456,585	-	457,500
Shares issued for notes payable at $ 0.25 per share	80,000	-	80		19,920	-	20,000
Additional cash contributions to equity	-	-	-	-	590,262	-	590,262
Net loss	-	-	-	-	-	(1,623,928)	(1,623,928)
Balance, December 31, 2009	24,623,844	16,110,500	24,324	16,111	18,580,294	(3,031,255)	15,589,474
Shares issued for services	620,000	-	620	-	309,380		310,000
Shares issued for cash	331,000	-	331	-	165,169		165,500
Net loss	-	-	-	-	-	(4,738,601)	(4,738,601)
Balance, March 31, 2010	25,274,844	16,110,500	$25,275	$16,111	$19,054,843	$(7,769,856)	$11,326,373
See Accompanying Notes to Consolidated Financial Statements.

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows
(Unaudited)

			Sept 27, 2006
	Three Months Ended March 31,		(inception) to
	2010	2009	March 31, 2010
Cash Flows From Operating Activities
Net loss	$(4,738,601)	$(129,079)	$(7,769,856)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	665	704	11,153
Impairment of asset held for sale	4,061,544	-	4,061,544
Stock issued for services	310,000	-	1,138,750
Stock issued for interest	-		25
Changes in assets and liabilities
Prepaid expenses	217,954	-	(113,536)
Accounts payable	45,210	(66,330)	574,351

Accrued expenses	25,045	43,540	298,684
Net cash used in operating activities	(78,183)	(151,165)	(1,820,885)
Cash Flows From Investing Activities
Purchase of furniture and equipment	-	-	(20,097)
Acquisition and renovation of property and equipment, m/v
Island Breeze and m/v Casino Royale	(173,984)	(352,103)	(16,671,368)
Net cash used in investing activities	(173,984)	(352,103)	(16,691,465)
Cash Flows From Financing Activities
Proceeds from issuance of convertible notes	100,000	149,056	6,116,362
Proceeds from issuance of notes	-	-	399,000
Principal payments on notes payable	(37,865)	-	(37,865)
Cash proceeds from issuance of common stock	165,500	359,915	623,000
Payments of notes payable related parties	(500)	-	(133,505)
Contributed capital	-	-	11,597,659
Net cash provided by financing activities	227,135	508,971	18,574,742
Net increase (decrease) in cash	(25,032)	5,753	52,301
Cash and cash equivalents, beginning of period	77,333	59,016	-
Cash and cash equivalents, end of period	$52,301	$64,769	$52,301
Cash paid during the period for:
Interest Paid	$-	$-	$1,005
Taxes Paid	$-	$-	$-
Supplemental Information and Non-monetary Transactions:
Issuance of stock for convertible debt and accrued interest	$-	$-	$5,886,820
Issuance of stock for services	$310,000	$-	$1,138,750
Capitalized accrued interest	$-	$-	$566,795
Issuance of stock for notes converted	$-	$-	$20,000
Issuance of stock for interest converted	$-	$-	$25
Issuance of $600,000 convertible debt for stock	$-	$-	$170,000

See Accompanying Notes to Consolidated Financial Statements.

ISLAND BREEZE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation

Island Breeze International, Inc. (“IB International” or the “Company”) is the holding company of Island Breeze International (“IBI”), a development-stage enterprise under the provisions of ASC 915, “Development Stage Enterprises.”  IBI’s core business is focused on developing and operating entertainment cruises which incorporate gambling.  The mission of Island Breeze is to develop the next generation entertainment product for the discerning population, who demand excellence and an alternative closer to home.

On June 12, 2009 IB International’s predecessor, Goldpoint Resources, Inc. (“Goldpoint”), acquired all of the issued and outstanding capital stock of IBI, a privately held exempt Cayman Islands company, which before closing was a wholly-owned subsidiary of Olympian Cruises, LLC (“Olympian”), a Delaware Limited Liability Company.

As of June 12, 2009, Olympian acquired control of Goldpoint in a transaction we referred to herein as the Share Exchange.  As of such date, Goldpoint issued 30,000,000 shares of its common stock (or approximately 77.8 % of IB International’s common stock outstanding on the date hereof) to Olympian.  In return for such issuances of shares, Goldpoint received all of the outstanding shares of capital stock of IBI thus, IBI became Goldpoint’s wholly-owned subsidiary and the business of the subsidiary constitutes our only operations.

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

Under the agreement relating to the Share Exchange (the “Exchange Agreement”), we were required to merge into a newly formed Delaware corporation (the “Merger”), thereby became a Delaware corporation, change our name to Island Breeze International, Inc. and change our authorized capital stock to 100,000,000 shares of Class A Common Stock, par value $0.001 per share, 16,110,500 shares of Class B Common Stock, par value $0.001 per share and 1,000,000 shares of preferred stock, par value $0.001 per share .

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

As a result of the Merger, Goldpoint Resources, Inc., our predecessor Nevada Corporation, no longer exists, our name has changed to Island Breeze International, Inc. and each outstanding share of Goldpoint’s common stock, $0.001 par value, has been automatically converted into one share of Class A Common Stock of IB International.  Each outstanding stock certificate representing Goldpoint common stock is deemed, without any action by the shareholder to represent the same number of shares of Class A Common Stock of IB International.  Stockholders did not need to exchange their stock certificates as a result of the Merger.

Also, as contemplated in the Exchange Agreement, Olympian exchanged 16,110,500 shares of Class A Common Stock for and identical number of Class B Common Stock.  The Class A and Class B Common Stock are substantially identical except that holders of Class A Common Stock will have the right to cast one vote for each share held of record and holders of Class B Common Stock have the right to cast ten votes for each share held of record on all matters submitted to a vote of holders of common stock. The Class A Common Stock and Class B Common Stock vote together as a single class on all matters on which stockholders may vote, including the election of directors, except when class voting is required by applicable law.

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

On September 15, 2009, the Company adopted its 2009 Stock Incentive Plan (the”Plan”).  We adopted the 2009 Plan to provide a means by which employees, directors, and consultants of the Company and those of our subsidiaries and other designated affiliates, which we refer to together as our affiliates, may be granted awards of our Class A Common Stock, be given the opportunity to purchase our Class A Common Stock and be granted other benefits including those measured by increases in the value of our Class A Common Stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success and the success of our affiliates.

The total number of shares of our Class A Common Stock that may be subject to awards under the 2009 Plan is 5,000,000 shares.  Therefore, 5,000,000 shares of Class A Common Stock are available for awards under the 2009 Plan.

On August 14, 2009, IBI, the Company’s wholly-owned subsidiary, formed a new wholly-owned subsidiary named Island Breeze International Asia Limited, a Hong Kong corporation. IBI may utilize this corporation to operate certain entertainment cruises in Asia, if such cruises are launched. From inception through the date of this filing there has been no activity in this corporation.

Nature of Business

Effective on the closing of the Share Exchange mentioned above, we abandoned all activities related to our mining business and our activities are conducted exclusively through IBI.

IBI was incorporated under the laws of the Cayman Islands as an exempt company on September 27, 2006.  We have had no revenue and have no operations.  Our efforts since our inception have been focused on developing and operating entertainment day cruises.  We own two vessels, one of which we expect to substantially renovate and equip with gaming, restaurant and entertainment related equipment.  The ports that we were previously primarily considering for the Company’s initial operations included ports in Florida and Texas.  Increasingly, we have focused on international locations and we are currently evaluating port locations primarily in East Asia for the establishment of our initial cruise operations, with a particular focus on home port locations in Taiwan and the Hong Kong Special Administrative Region of China.  This change in location is based on our belief that the East Asian market presents greater opportunities for the initial launch of our cruise business.  In this effort, we have established a registered branch office in Taipei, Taiwan.

We do not have the cash reserves required to complete the renovations of our vessels or to commence operations.  We believe that we will need at least $15,000,000 of outside funding for us to launch our first vessel and initiate our business. We may also to decide to acquire another vessel from which we may establish our initial operations, which will require an undetermined amount of outside funding to acquire and initiate our entertainment cruise operations.

We currently expect to commence our initial cruise operations upon completion of the renovation of the m/v Island Breeze (the “Island Breeze”), a 410 foot vessel currently located in Greece which we acquired on September 12, 2007.  After renovations are complete, we expect the Island Breeze to have a passenger capacity of approximately 1,200 passengers.  Further, we expect that after the completion of renovations, the Island Breeze will feature a contiguous gaming area measuring approximately 15,000 square feet with 15 to 16 foot high ceilings. The Island Breeze will also offer a 300 seat buffet restaurant, a fine dining restaurant, a full service spa/salon, a VIP lounge and a 400 seat showroom, although the final configuration may vary.  Upon completion of renovations of the Island Breeze, we intend to place the Island Breeze in service and establish our planned entertainment cruise operation from a yet to be determined port location.  We believe that after it is renovated the Island Breeze would be better suited for our East Asian operations than the second vessel which we owned on March 31, 2010, the m/v Casino Royal (the “Casino Royale”), since the Island Breeze has an enclosed entertainment area and the gaming area is concentrated on one level.  We also believe that based on our current renovation plans, the Island Breeze would require less capital investment and take less time to renovate than the Casino Royale.  Therefore, we sold the Casino Royale on May 7, 2010.  We may decide to acquire another vessel from which we can commence our initial operations.  It would be anticipated that such a vessel will have a sufficient amount of cabins to accommodate passengers on overnight or multi-day cruises versus the shorter duration cruises that can be operated by the Island Breeze.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Generally Accepted Accounting Principles

The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

In June 2009, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Codification (“Codification” or “ASC”) which became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganized the literature and changed the naming mechanism by which topics are referenced. Companies were required to begin using the Codification for interim and annual periods ending after September 15, 2009. As required, references to pre-codification accounting literature have been changed throughout this Interim Report on Form 10-Q to appropriately reference the Codification. The consolidated results of the Company were not impacted by this change.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of IB International and its subsidiary.  All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, cash equivalents include highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.  We had no cash equivalents at March 31, 2010 and December 31, 2009, respectively.

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

Long-lived Assets

Long-lived assets primarily include property and equipment vessel under renovation and intangible assets with finite lives. Long-lived assets are reviewed on a regular basis for the existence of facts and circumstances that may suggest that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated undiscounted future cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

During the three months ended March 31, 2010, the Company recognized an impairment in the book value of one of its vessels in the amount of $4,061,544.  This amount was based upon the price the Company received in the sale of the vessel subsequent to March 31, 2010.   (See note 8.)

Advertising expense

The Company expenses advertising costs as incurred. The Company incurred no advertising expense for the three months ended March 31, 2010 and 2009 respectively.

Income Taxes

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.  109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Comprehensive Income

Comprehensive income includes net income and also considers the effect of other changes to stockholders’ equity that are not required to be recorded in determining net income, but are rather reported as a separate component of stockholders’ equity. During the three months ended March 31, 2010 and 2009 there were no terms of other comprehensive income.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2010.  FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2010 and 2009.

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  For the three months ended March 31, 2010 and 2009, the diluted earnings per share amounts equal basic earnings per share because the Company had net losses and the impact of the assumed exercise of contingently issuable shares would have been anti-dilutive.

At March 31, 2010, the following convertible securities were not included in the fully-diluted loss per share because the result would have been anti-dilutive:  debt convertible into 1,047,602 shares at $0.50 per share.

Share Based Expenses

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred losses from operations of $4,738,601and $129,029 for the three months ended March 31, 2010 and 2009, respectively and $7,769,856  from inception (September 27, 2006) through March 31, 2010. In addition, the Company’s current liabilities exceed its current assets by $1,490,198  as of March 31, 2010. These factors among others, including the Company’s current cash position, which was $52,301 as of March 31, 2010, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time absent the infusion of substantial additional capital.

If adequate funds are raised upon a debt or equity financing transaction and operations results improve significantly, management believes that the Company can meets its ongoing obligations and continue to operate.  However, no assurance can be given that management’s actions will result in the resolution of its liquidity problems or its eventual emergence as a profitable company.

The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements

Recently Issued Standards

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815.  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance became effective for the Company’s interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s condensed financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, Subsequent Events (“ASC 855”).  This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s condensed financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).  This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements.  The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s condensed financial statements.

NOTE 3 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 1,000,000 shares of blank check preferred stock.  To date, the Company has issued no preferred stock.

Common Stock

The Company’s capitalization is 100,000,000 Class A common shares and 16,110,500 Class B common shares each class with a par value of $0.001 per share. As of March 31, 2010 the Company had 25,274,850 Class A common shares and 16,110,500 Class B common shares issued and outstanding.

During January, 2010, we issued 50,000 Class A Common shares valued at $0.50 per share in connection with a drawdown equity financing agreement and registration rights agreement with respect to purchase of up to $10 million of the Company’s Class A Common stock over a term of three years

During January, 2010, we issued 100,000 Class A Common shares valued at $0.50 per share in connection with a Joint Venture and Investment Agreement (the “JV Agreement”) and a Securities Purchase Agreement (the “SPA”), with an investor.  Pursuant to the JV Agreement and the SPA, the investor agreed to acquire 1,200,000 shares of our Class A Common Stock at a price of $0.50 per share, for a total of $600,000.  Pursuant to the JV Agreement, we agreed to form a new subsidiary (the “Subsidiary”), in a foreign jurisdiction to be determined, through which we expect to acquire and operate a vessel from which we anticipate initiating our entertainment cruise operations.  The investor has agreed to lend the Subsidiary $14,400,000 in two tranches.

During January, 2010, we issued an aggregate of 60,000 Class A common shares valued at $0.50 per share to two consultants as payment to facilitate the registration and opening of our Taiwan office.

During February, 2010, we issued an aggregate of 15,000 Class A Common shares valued at $0.50 per share in connection with the purchase by seven investors of our promissory notes in the aggregate amount of $100,000.

During February, 2010, we issued an aggregate of 220,000 Class A Common shares under our 2009 Stock Incentive Plan valued at $0.50 per share.

During the period from January 1, 2010 to March 31, 2010, we sold to sixteen investors 331,000 Class A Common shares for $0.50 per share and realized total proceeds of $165,500.

During the period from January 1, 2010 to March 31, 2010, we issued an aggregate of 175,000 Class A common shares valued at $0.50 per share to two consultants as payment to implement and maintain digital advertising as well as future promotional and marketing services.

The Company believes all of the issuances of securities referred to in this Note were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2010 and December 31, 2009 were as follows:

	2010	2009
Furniture and fixtures	$3,844	$3,844
Office equipment	11,931	11,931
Computer software	3,573	3,573
	19,348	19,348

Less accumulated depreciation	11,153	10,488

Property and equipment, net	$8,195	$8,860

Depreciation expense was $665 for the three month period ending March 31, 2010, $704 for the three month period ending March 31, 2009, and $11,153 since inception, respectively.

NOTE 5 – NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Notes payable – related parties (a)(b)(d)	$154,819	$153,500
Loans payable – others, (c)	167,335	205,200
Convertible Promissory Notes, (e)(f)(g)(h)(i)(j)(k)(l)(m)(n)(o)(p)(q)	523,801	412,452
	845,955	771,152
Less current portion	845,955	771,152

Long-term portion	$-	$-

(a)
On December 1, 2008 and December 5, 2008 the Company borrowed an aggregated sum of $90,000 from officers and directors of the Company.  The Company issued Promissory Notes with a term of one year at an interest rate of five percent that accrues to term.  The Notes were subsequently reissued under the original terms of the Notes for a period of one year from the respective original term dates. On March 31, 2010, the aggregated Note balance was $95,981 which included principal and accrued interest.

(b)
On June 4, 2009, the Company borrowed $50,000 and issued a Promissory Note to a lender affiliated with one of our directors.  The Promissory Note provides for interest at the rate of 5% per annum is payable along with principal, sixty days from date of issue.  On August 5, 2009 the Company reissued the Promissory Note under the original terms, for $50,411, which included the original principle plus accrued interest.  We also issued 10,000 shares of Class A common stock in connection with this loan.  The Promissory Note is payable 60 days from date of issue.  On October 13, 2009, the Company made a principal payment of $17,000 and reissued the Promissory Note under the original terms for $33,797, which included the remaining principal plus accrued interest.  The Promissory Note is payable 60 days from date of issue.  On November 10, 2009 and December 4, 2009, the Company made principal payments of $17,000 and $8,000 respectively, on this note.  On March 31, 2010, the Note balance was $9,182 which includes outstanding principal and accrued interest.

(c)
On June 18, 2009, the Company borrowed $250,000 and issued a Promissory Note evidencing this loan.  This loan, plus interest at the rate of 12% per annum is payable 90 days from the date of issue.  We also issued 25,000 shares of Class A common stock in connection with this loan.  On September 17, 2009, the Company reissued the Promissory Note under the original terms, for $227,479, which included the original principle amount less a $30,000 principal pay down plus accrued interest.  The Promissory Note is payable 90 days from date of issue.  We also issued 25,000 shares of Class A common stock in connection with the extension of this loan.  On December 17, 2009, the Company reissued the Promissory Note under the original terms, for $200,788, which included the original principle amount less a $30,000 principal pay down, plus accrued interest.  The Promissory Note is payable 104 days from date of issue.  We also issued 5,000 shares of Class A common stock in connection with the extension of this loan.  During the period from January 1, 2010 and March 31, 2010, the Company made an aggregate payment of principal in the amount of $40,000.  On March 31, 2010, the balance due on this note was $167,335, which included outstanding principal and accrued interest

(d)
On October 9, 2009, the Company borrowed $49,000 and issued a Promissory Note to Olympian Cruises, LLC. The Promissory Note bears interest at the rate of 5% per annum, is payable along with principal, one year from the date of issue.  On January 13, 2010, the Company made a principal payment in the amount of $500.  On March 31, 2010, the Note balance was $49,656 which includes outstanding principal and accrued interest.

(e)
On November 6, 2009, the Company borrowed $300,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 120,000 shares of Class A common stock in connection with this loan. On March 31, 2010, the Note balance was $311,918 which includes outstanding principal and accrued interest.

(f)
On November 17, 2009, the Company borrowed $72,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 22,500 shares of Class A common stock in connection with this loan.  On March 31, 2010, the Note balance was $74,643 which includes outstanding principal and accrued interest.

(g)
On December 18, 2009, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share. On March 31, 2010, the Note balance was $10,310 which includes outstanding principal and accrued interest.

(h)
On December 31, 2009, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 2,000 shares of Class A common stock in connection with this loan. On March 31, 2010, the Note balance due on this note was $10,247 which includes outstanding principal and accrued interest.

(i)
On December 31, 2009, the Company borrowed $15,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 3,000 shares of Class A common stock in connection with this loan.  On March 31, 2010, the Note balance was $15,370 which includes outstanding principal and accrued interest.

(j)
On February 1, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On March 31, 2010, the Note balance was $10,162 which includes outstanding principal and accrued interest.

(k)
On February 14, 2010, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 4,000 shares of Class A common stock in connection with this loan.  On March 31, 2010, the Note balance was $20,307 which includes outstanding principal and accrued interest.

(l)
On February 13, 2010, the Company borrowed $30,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 6,000 shares of Class A common stock in connection with this loan.  On March 31, 2010, the Note balance was $30,386 which includes outstanding principal and accrued interest.

(m)
On February 16, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On March 31, 2010, the Note balance was $10,115 which includes outstanding principal and accrued interest.

(n)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On March 31, 2010, the Note balance was $10,112 which includes outstanding principal and accrued interest.

(o)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On March 31, 2010, the Note balance was $10,112 which includes outstanding principal and accrued interest.

(p)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On March 31, 2010, the Note balance was $10,119 which includes outstanding principal and accrued interest.

(q)
In May 2008 and September 2008, we borrowed an aggregate of $5,000,000 and issued convertible notes due on different dates commencing in November, 2009 and ending in March, 2010, eighteen months from the date of each loan together with interest at the rate of 12% per annum. The principal amount and accrued interest due on the notes automatically converted into shares of our Class A common stock, at $1.00 per share, after the consummation of the reverse acquisition on June 12, 2009, on which date we issued 5,566,795 shares of our common stock in satisfaction of the notes.

NOTE 6 – COMITTMENTS AND CONTINGENCIES

Leasing Arrangements

On December 6, 2009 the Company terminated its facility leasing agreement with the Port of Miami.  Subsequently, the Company entered into an agreement to sub-lease office space at the Port of Miami with a term expiring June 30, 2010.  The lease rental was prepaid in full and may be cancelled by either party with 30-days prior written notice.

On March 31, 2010 the Company entered into a Lease Agreement with The Children’s Choice of New Jersey, Inc. to lease the premises located at 211 Benigno Blvd, Ste #211, Bellmawr, New Jersey.  The lease term commenced on April 1, 2010, and continues for thirteen months at a base lease rate of $1,209 per month, $15,717 with $10,881 due in 2010 and $4,836 in 2011.  At the end of the initial term, the company has the option to extend the terms of the lease for two additional twelve months periods at the base lease rate plus a maximum three percent increase.

On December 1, 2009 the Company entered into an agreement to lease office space in Taipei, Taiwan with a term expiring on November 30, 2012.

Future minimum rental payments under this operating lease are as follows:

Year ending December 31,	2010	9,672
	2011	14,798
	2012	5,081
		$44,945

Rent expense for leased facilities for the three months ended March 31, 2010 and 2009 were $3,000 and $9,998, respectively.

Vessel Purchase

On September 12, 2007, the Company completed the purchase of the passenger ship m/v Atlantis, and subsequently renamed it the m/v Island Breeze.  The total costs related to the purchase of the vessel were $8,039,645.  As of March 31, 2010, the Company has paid an additional $1,881,731 in renovation costs for a total cost of $9,921,376.

The m/v Island Breeze is currently moored in Elefsina Bay, near Piraeus, Greece.  We estimate that the full scale renovation of the Island Breeze will cost an additional $6,400,000 and will take approximately three months from the commencement of full scale renovations, which will occur after the required financing is secured.  Additionally, we anticipate that we will incur an additional $2,800,000 of costs related to the purchase and installation of gaming equipment, IT equipment, and other furniture, fixtures & equipment.  However, we believe that such costs can be reduced if we were to utilize, in part or in whole, the gaming equipment, IT equipment, and other furniture and fixtures which had been onboard the Casino Royale.  Further, we will continue to incur additional carrying costs related to the Island Breeze while we seek to secure the financing necessary to renovate and refit the vessel.  We may modify the scope of the renovations if we are unable to secure the financing we require to complete the contemplated renovations.

On May 23, 2008, the Company acquired the m/v Casino Royale from Catino, S.A.  The total costs related to the purchase of the vessel were $4,622,164.   As of March 31, 2010, the Company has paid an additional $2,326,380 in renovation related costs for a total cost of $6,948,544.  On May 7, 2010, the Company sold the m/v Casino Royale. (See note 8).

NOTE 7 - RELATED PARTY TRANSACTIONS

During the period of January 1, 2010 to March 31, 2010 the Company did not engage in any new transactions that were deemed related party transactions.  During this period the Company made principal payments on loans to the Company from certain related parties in the amount of $500.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, and has disclosed such items herein as follows;

(1)
On April 1, 2010 the Company reissued the Promissory Note described in Subparagraph (c) Note 5 in the amount of $167,335, which included principal and accrued interest.  The term of the note is for a period of six months at a 12% per annum interest rate.  Additionally, on April 19, 2010, the Company made a principal pay down on the Promissory Note in the amount of $16,000.

(2)
On April 16, 2010, we entered into a Joint Venture and Investment Agreement (the “JV Agreement”) and a Securities Purchase Agreement (the “SPA”), with an investor.  Pursuant to the JV Agreement and the SPA, the investor agreed to acquire 1,200,000 shares of our Class A Common Stock at a price of $0.50 per share, for a total of $600,000.  Pursuant to the JV Agreement, we agreed to form a new subsidiary (the “Subsidiary”), in a foreign jurisdiction to be determined, through which we expect to acquire and operate a vessel from which we anticipate initiating our entertainment cruise operations.  The investor has agreed to lend the Subsidiary $14,400,000 in two tranches.  The first tranche, in the amount of $1,400,000, will be funded shortly.  The second tranche, in the amount of $13,000,000, will be placed in escrow upon the entering into an agreement to purchase a suitable vessel, and shall be released not later than the day we acquire the vessel.  The debt financings described above will be evidenced by two convertible promissory notes of the Subsidiary, bearing interest at the rate of 10% per annum, and maturing two years from the date of issue.  Interest shall accrue for the first 12 months and be paid on the anniversary of the date the note was issued and thereafter quarterly in arrears.  These notes will be collateralized by liens on the vessel we hope to acquire.  The Notes are convertible into 4.2% and 39% of the capital stock of the Subsidiary, respectively.  As further consideration for these loans, we have agreed to issue to the investor 600,000 shares of our Class A Common Stock, which shares will be issued within 10 days after the second tranche funds are released from escrow.  There can be no assurance we will be able to successfully negotiate and close the acquisition of the vessel at an acceptable price, or at all, or be able to initial operations even if we are able to do so.

(3)
On April 16, 2010, we entered into a Securities Purchase Agreement (“SPA”) with an investor and pursuant thereto issued an 8% convertible promissory note in the amount of $85,000 that is convertible into shares of Class A Common Stock.  The loan is due in full along with accrued interest on December 1, 2010.  The Investor has the right to convert all or any part of the outstanding and unpaid principal amount, as well as the interest accrued on this note into fully paid and non-assessable shares of Common Stock.  The conversion price is sixty-seven percent of the average of the three lowest bid trades on the over-the-counter bulletin board during the 10-day period prior to the conversion. During the period commencing on the execution of the note and ending 180 days thereafter, subject to certain limitations, provided the Investor has not sent us a notice of conversion, we have the right to redeem the note for an amount equal to 150 percent of the outstanding principal amount of the note plus the interest accrued and unpaid thereon, plus certain other adjustments.

(4)
On April 17, 2009, we entered into a Memorandum of Agreement, which constitutes a binding contract, subject to certain contingencies, to sell one of our two vessels, the Casino Royale.  The purchase price is $1,970,815, which net of various adjustments including relocation expenses, should result in us realizing $887,000.  On May 7, 2010 we executed the sale of the Casino Royale and transferred the ownership rights to the purchaser.  The sale excluded all gaming and entertainment equipment and furniture currently on board the Casino Royale, which we believe has a current value of approximately $2,000,000.  We intend to retain and store such equipment and furniture which we may later sell or utilize on another vessel.

On May 7, 2010, , the mv Casino Royale.  As described in our Current Report on Form 8-K, which we filed with the SEC on April 22, 2010, the sales price for the Casino Royale was $1,970,815, which net of various adjustments including relocation expenses, resulted in us realizing $887,000.  The sale excludes all gaming and entertainment equipment and furniture currently on board the Casino Royale, which we believe has a current value of approximately $2,000,000.  We have retained and are storing such equipment and furniture which we may later sell or utilize on another vessel.

(5)	On April 23, 2010, the Company satisfied the Promissory Note disclosed in Subparagraph (b) Note 5. The aggregate amount of the final payment was $9,104 which included principal and accrued interest.

(6)
On April 1, 2010 the Company reissued the Promissory Note disclosed in Subparagraph (c) Note 5 in the amount of $167,335, which included principal and accrued interest.  The term of the note is for a period of six months at a 12% annum interest rate.  Additionally, on April 19, 2010, the Company made a principal pay down on the Promissory Note in the amount of $16,000.

(7)	During the period of April 1, 2010 thru May 21, 2010, the Company sold an aggregate of 172,000 Class A common shares for total proceeds of $86,000.

(8)	During the period of April 1, 2010 thru May 17, 2010, the Company issued an aggregate of 17,000 Class A common shares valued at $0.50 per share, to two consultants for various services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis summarizes the significant factors affecting (1) our consolidated results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, and (2) our liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Report.

Principal Office

Our administrative office is located at 211 Benigno Blvd, Suite #201, Bellmawr, New Jersey, 08031. Our telephone number is 856-931-1505.

Other information

IB International has 41,385,344  shares outstanding on March 31, 2010 and 30,000,000 shares outstanding on March 31, 2009. 16,110,500 of such shares are designated as Class B common shares and have the right to cast ten votes for each share held of record on all matters submitted to a vote of holders of common stock.

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

DESCRIPTION OF THE PROPERTY

Plan of Operation

We have had no revenue and have no operations.  Our efforts since our incorporation have been focused on developing operating entertainment cruise projects.  As of March 31, 2010, we owned two vessels, one of which we expect to substantially renovate and equip with gaming, restaurant and entertainment related equipment.  On May 7, 2010, we sold our second vessel, the Casino Royale, rather than continue to renovate it.  We retained the equipment and furniture onboard the Casino Royale for potential future sale or use on the Island Breeze or another future vessel, which would reduce the anticipated equipment costs that will be associated with the launch of the vessel.

The ports that we were previously primarily considering for the Company’s initial operations included ports in Florida and Texas.  Increasingly, we have focused on international locations and we are currently evaluating port locations primarily in East Asia for the establishment of our initial cruise operations, with a particular focus on home port locations in Taiwan and the Hong Kong Special Administrative Region of China (“Hong Kong”). This change in location is based on our belief that the East Asian market presents greater opportunities for the initial launch of our cruise business.  In this effort, we have established a registered branch office in Taipei, Taiwan. We do not have the cash reserves required to complete the renovations of our vessel or to commence operations.  We believe that we will need at least $15,000,000 of outside funding for us to launch our first vessel and initiate our business.  We may also decide to acquire another vessel from which we may establish our initial operations, which will require an undermined amount of outside funding to acquire and initiate our entertainment cruise operations.

We currently expect to commence our initial cruise operations upon completion of the renovation of the m/v Island Breeze (the “Island Breeze”), a 410 foot vessel currently located in Greece which we acquired on September 12, 2007.  After renovations are complete, we expect the Island Breeze to have a passenger capacity of approximately 1,200 passengers.  Further, we expect that after the completion of renovations, the Island Breeze will feature a contiguous gaming area measuring approximately 15,000 square feet with 15 to 16 foot high ceilings. Based on our existing plans, the Island Breeze will also offer a 300 seat buffet restaurant, a fine dining restaurant, a full service spa/salon, a VIP lounge and a 400 seat showroom, although the final configuration may vary.  Upon completion of renovations of the Island Breeze, we intend to place the Island Breeze in service and establish our planned entertainment cruise operation from a yet to be determined port location.  We believe that after it is renovated the Island Breeze would be better suited for our East Asian operations than our second vessel, the m/v Casino Royal (the “Casino Royale”), since the Island Breeze has an enclosed entertainment area and the gaming area is concentrated on one level.  We also believe that based on our current renovation plans, the Island Breeze would require less capital investment and take less time to renovate than the Casino Royale.  As a result, we sold the Casino Royale on May 7, 2010.  We may decide to acquire another vessel from which we can commence our initial operations.  If we initiate that alternative, that vessel will likely have a sufficient amount of cabins to accommodate passengers on overnight or multi-day cruises versus the shorter duration cruises suitable for the Island Breeze.

On or about 10 April 2010, the Company entered into negotiations with a buyer who was capable of closing the transaction with very minimal lead time.  The terms were agreed to on April 17, 2010, and the closing occurred on May 7, 2010.

As described in our Current Report on Form 8-K, which we filed with the SEC on April 22, 2010, the sales price for the Casino Royale was $1,970,815, which net of various adjustments including relocation expenses, resulted in us realizing $887,000.  The sale excludes all gaming and entertainment equipment and furniture currently on board the Casino Royale, which we believe has a current value of approximately $2,000,000.  We have retained and are storing such equipment and furniture which we may later sell or utilize on another vessel. During the three months ended March 31, 2010, the Company recognized an impairment in the book value of the Casino Royale  in the amount of $4,061,544.  This amount was based upon the price the Company received in the sale of the vessel subsequent to March 31, 2010.

Additional information about our business and prospects are contained in our Current Report on Form 10-K which was filed with the SEC on April 14, 2010.

Employees

As of March 31, 2010, we had nine full-time employees and an additional two individuals who were independent contractors working for us either in their individual capacities or through professional service companies controlled by them. No employee is represented by a labor union.  The Company anticipates employing additional personnel as needed for the casino, food and beverage outlets, terminal services, and the operations of the vessel and the Company.

Investment Policies

IB International does not have an investment policy at this time other than to deposit any excess funds it has on hand into interest bearing accounts such as term deposits or invested in short term money instruments.

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

Our intended operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future income from operations. As of March 31, 2010, we have not generated revenues, and have experienced negative cash flow from vessel acquisition, renovation as well as general and administrative expenses. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on terms favorable to IB International.

Results of Operations

We are a development stage company.  Since inception, our efforts have been principally devoted to the acquisition and renovation of two vessels to be used in its entertainment cruise business. From inception, September 27, 2006, to March 31, 2010, we have sustained accumulated losses of $7,769,856.  Included in the loss were general and administrative expenses as well as professional fees not associated with the purchase and renovation of our vessels.

Selling, general and administrative expenses amounted to $661,755 for the three months ended March 31, 2010, compared to $127,919 for the three months ended March 31, 2009, an increase of $533,786. The increase in selling, general and administrative expenses for the three months ended March 31, 2010, is predominately due to increase in legal and professional fees associated with acquiring various forms of capital as disclosed in Note 5 and Note 8.

Nonoperating expenses amounted to $4,061,544 for the three months ended March 31, 2010, compared to $0 for the three months ended March 31, 2009.  The increase in nonoperating expenses is due to an impairment charge associated with the mv Casino Royale of 4,061,544.

Interest expense amounted to $15,302 for the three months ended March 31, 2010, compared to $1,110 for the three months ended March 31, 2001.  The increase in interest expense is due to an increase in accrued interest on convertible and promissory notes.

Balance Sheet Discussion

As of March 31, 2010 and December 31, 2009

As of March 31, 2010, our total assets were $13,004,408 , total liabilities were $1,678,035 and shareholders’ equity was $11,326,373  compared to $17,135,620 , $1,546,146  and $15,589,474, respectively, as of December 31, 2009.  Current assets at March 31, 2010 were $187,837 consisting of cash and cash equivalents of $52,301 and prepaid expenses of $135,536 compared to $430,823, $77,333 and $353,490, respectively, at December 31, 2009.  Included in  total assets as of March 31, 2010 are property, and equipment, net of depreciation, of $8,195 and other assets of $12,808,376  consisting of the cost of vessels we have acquired and costs related to renovations of the vessels compared to $8,860 and $16,695,937, respectively, for the period ending December 31, 2009 with respect to these items.  During the three months ended March 31, 2010, the Company recognized an impairment in the book value of one of its vessels in the amount of $4,061,544.  This amount was based upon the price the Company received in the sale of the vessel subsequent to March 31, 2010.

As of March 31, 2010, our total liabilities and our current liabilities were $1,678,035 consisting of notes payable to related parties of $154,819, convertible notes payable of $523,801,  other notes payable of $167,335, accounts payable of $574,350, and accrued expenses of $257,730.   At December 31, 2009, total liabilities and current liabilities consisted of notes payable to related parties of $153,500, convertible notes payable of $412,452,  other notes payable of $205,200, accounts payable of $529,140, and accrued expenses of $245,854.

The significant increase in our liabilities for the three months ending March 31, 2010 compared to December 31, 2009 resulted from the issuance of Convertible Promissory Notes as well as an increase of our accounts payables and accrued expenses.

The net cash used in our operating activities in the three month period ending March 31, 2010 was $78,183, a decrease of $72,932 from that used in the three month period ending March 31, 2009, which net decrease was affected by increases in our net loss, prepaid expenses and accrued expenses year over year, and issuance of stock for services rendered in lieu of cash.

Cash and cash equivalents for the three months ending March 31, 2010, decreased by $25,032, as compared to December 31, 2009.  Net cash used in investment activities in the three month period ended March 31, 2010 was $173,984, consisting of acquisition and renovation of property and equipment, a decrease of $178,119 compared to the cash used in investment activities during the three month period ended March 31, 2009.  Net cash from financing activities in the three month period ended March 31, 2010 was $227,135 , compared to $508,971 from the three month period ended March 31, 2009, consisting of proceeds from issuance of convertible notes, loans, and capital contributions.

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

Liquidity – General Requirements

We have funded our activities to date through capital contributions from our shareholders, short term loans, convertible notes and issuance of our common stock for services in lieu of cash.  Since our inception, September 27, 2006, thru March 31, 2010, we received $18,574,742 net of repayments in capital contributions and value of services from our shareholders, consultants and vendors.  As of March 31, 2010, we had shareholders’ equity of $11,326,373 , but only $52,301 cash on hand.

Liquidity and Capital Resources

During February, 2010, the Company borrowed an aggregate of $100,000 and issued a Convertible Promissory Note evidencing these loans.  The loans, plus interest at the rate of 10% per annum are payable twelve months from the dates of issue.  On or before the maturity date, upon written notice to the Company, the Lenders may elect to convert the principal amount of these Notes into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 15,000 shares of Class A common stock in connection with these loans and 220,000 shares under our 2009 stock incentive plan.

During January, 2010, we issued an aggregate of 150,000 Class A Common shares, valued at $0.50 per share, in connection with the purchase by two investors of our promissory notes in the aggregate amount of $1,485,000.

During January, 2010, we issued an aggregate of 60,000 Class A common shares, valued at $0.50 per share, to two consultants as payment to facilitate the registration and opening of our Taiwan office.

During February, 2010, we issued an aggregate of 15,000 Class A Common shares, valued at $0.50 per share, in connection with the purchase by nine investors of our promissory notes in the aggregate amount of $100,000.

During the period from January 1, 2010 to March 31, 2010, we sold to sixteen investors 331,000 Class A Common shares for $0.50 per share and realized total proceeds of $165,500.

During the period from January 1, 2010 to March 31, 2010, we issued an aggregate of 175,000 Class A common shares, valued at $0.50 per share, to two consultants as payment to implement and maintain digital advertising as well as future promotional and marketing services.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer, and our Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and our former Chief Financial Officer, to allow timely decisions regarding required disclosure.  There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March  31, 2010  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting and therefore no corrective actions were taken.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON 10-Q

Exhibits

Exhibit No	Description
2.1***	Agreement and Plan of Share Exchange, dated as of June 12, 2009, among Goldpoint Resources, Inc. and Olympian Cruises, LLC.
3.1**	Articles of Incorporation of Goldpoint Resources, Inc.
3.2**	By-Laws Incorporation of Goldpoint Resources, Inc.
3.3*****	Amended and Restated Certificate of Incorporation of Island Breeze International, Inc.
3.4*****	By-Laws of Island Breeze International, Inc.
4.1***	Form of Convertible Promissory Note in the principal amount of $500,000 issued by Island Breeze International to Catino, SA dated May 23, 2008.
4.2***	Form of Convertible Promissory Note in the principal amount of $4,000,000 issued by Island Breeze International to Catino, SA dated May 23, 2008.
4.3***	Form of Convertible Promissory Note in the principal amount of $500,000 issued by Island Breeze International to Catino, SA dated September 3, 2008.
4.4***	Form of Convertible Promissory Notes issued to investors, in the aggregate principal amount of $150,000, in June 2009.
4.5***	Form of Convertible Promissory Note issued to Patrick Orr in the amount of $600,000, dated June 12, 2009.
4.6****	Drawdown Equity Financing Agreement between Island Breeze International, Inc. and Auctus Private Equity Fund, LLC dated January 25, 2010.
4.7****	Registration Rights Agreement Between Island Breeze International, Inc. and Auctus Private Equity Fund, LLC dated January 25, 2010.
4.8*****	Island Breeze International 2009 Stock Incentive Plan.
4.9******	Form of Joint Venture Agreement between an investor, Island Breeze International, Inc. and Island Breeze International dated, April 16, 2010.
4.10******	Form of Securities Purchase Agreement, between Island Breeze International and an investor dated, April 16, 2010.
4.11******	Form of Securities Purchase Agreement, between Island Breeze International and an investor dated, April 16, 2010, with respect to the Convertible Promissory Note in the amount of $85,000 issued by the Company on April 16, 2010.
4.12******	Form of Convertible Promissory Note issued to an investor, in the principal amount of $85,000 dated, April 16, 2010.

10.1***	Mortgage issued as of May, 2008 by Island Breeze International, as Mortgagor, to Catino, S.A., as Mortgagee.
10.2******	Memorandum of Understanding between Island Breeze International and Amandla Icon Shipping Corporation Pte Ltd dated April 17, 2009.

14*****	Code of Ethics.
21.1*****	Subsidiaries
31.1*****	Certification of Chief Executive Officer pursuant to Rule 13a-14a under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

Numbers with (*) are filed herewith.  Numbers with (**) have been incorporated by reference from our Form SB-2, filed on December 13, 2007.  Numbers with (***) have been incorporated by reference from our Current Report on Form 8-K, filed on June 18, 2009.  Numbers with (****) have been incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2010.  Numbers with (*****) have been incorporated by reference from our Annual Report on Form 10-K, filed on April 14, 2010.  Numbers with (*****) have been incorporated by reference from our Current Report on Form 8-K, filed on April 22, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

May 24, 2010

ISLAND BREEZE INTERNATIONAL, INC.

By:	/s/ Bradley T. Prader
Bradley T. Prader President and Chief Executive Officer

By:	/s/ Steven G. Weismann
Steven G. Weismann Chief Financial Officer