Form 10-Q
period 2010-06-30
ISLAND BREEZE INTERNATIONAL, INC.
filed 2010-08-16
CIK 1419886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

ISLAND BREEZE INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2010

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

Explanatory Note.

As used in this report, unless the context otherwise requires, the words “we”, “our” and “us” and words of similar import refers to Island Breeze International, Inc. and its solely owned Cayman Island subsidiary Island Breeze International (“IBI”).  Since virtually all of our assets and operations are conducted through IBI, the discussions of our business and the risks we face and our historic economic performance, which are subsequently presented in this Form 10-Q, relate primarily to IBI.  Specific discussions or comments relating to Island Breeze International will reference “IBI,” and those relating to Goldpoint Resources, Inc. our predecessor company, will reference “Goldpoint”.

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

The company’s activities since the closing of the Share Exchange have been focused on developing entertainment (including gaming) cruises to nowhere, the development of which is the historic business of IBI.  As of June 30, 2010, the company owned one vessel, which it expects to substantially renovate and equip with gaming, restaurant and entertainment related equipment. On May 7, 2010, the company sold the Casino Royale, which it had previously owned.  The company is currently evaluating port locations in East Asia for the establishment of its initial cruise operations.

(Since only our Class A Common Stock is registered under the securities laws or is publicly traded, all references in this Report to our common stock refers to our Class A Common Stock unless specifically noted otherwise.)

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$159,903	$77,333
Prepaid expenses	184,432	353,490

Total current assets	344,335	430,823

Property and equipment - at cost, net of accumulated depreciation	8,392	8,860
Gaming, entertainment equipment, and furniture not in use	2,000,000	-
Asset held for sale	-	6,861,500
Vessel under renovation - m/v Island Breeze (ex Atlantis)	9,973,301	9,834,437

	$12,326,028	$17,135,620

Current liabilities:
Accounts payable	$102,707	$529,140
Accrued expenses	242,002	245,854
Accrued interest - related parties	8,676	6,089
Accrued interest	35,282	13,173
Conversion option liability	37,110	-
Notes payable - related parties	138,000	147,411
Notes payable - others	131,335	197,479
Convertible notes payable	592,765	407,000

Total current liabilities	1,287,877	1,546,146

Convertible notes payable - noncurrent	-	-

Stockholders' equity:
Preferred stock, $ 0.001 par value or share, 1,000,000 authorized, none issued
Class A common stock: $ 0.001 par value; authorized 100,000,000; 25,628,844 and 24,323,844 issued and outstanding at June 30, 2010 and December 31, 2009	25,629	24,324
Class B common stock: $ 0.001 par value; 16,110,500 authorized, issued and outstanding at June 30, 2010 and 2009	16,111	16,111
Additional paid-in capital	19,231,490	18,580,294
Accumulated deficit during development stage	(8,235,079)	(3,031,255)

Total stockholders' equity	11,038,151	15,589,474

	$12,326,028	$17,135,620

See Notes to Condensed Financial Statement

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(Unaudited)

					September, 2006
					(inception) to
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Cost of Revenues	-	-	-	-	-

Gross Profit	$-	$-	$-	$-	$-

General, selling and administrative expenses	417,466	378,428	1,079,221	506,347	4,083,188

Operating loss	$(417,466)	$(378,428)	$1,079,221)	$(506,347)	$(4,083,188)

Nonoperating expense:
Impairment of vessel and equipment	-	-	(4,061,544)	-	(4,061,544)
Loss from revaluation of conversion option liability	(27,767)	-	(27,767)	-	(27,767)
Interest income	61	-	61	-	1,259
Interest expense	(20,051)	(2,447)	(35,353)	(3,557)	(63,839)

Loss before income tax expense	(465,223)	(380,875)	(5,203,824)	(509,904)	(8,235,079)

Income tax expense	-	-	-	-	-

Net Loss	$(465,223)	$(380,875)	$(5,203,824)	$(509,904)	$(8,235,079)

Net loss per share, basic and diluted	$(0.01)	$(0.05)	$(0.13)	$(0.14)

Average number of shares of common stock outstanding	41,581,893	7,499,126	41,202,140	3,770,329

See Notes to Condensed Financial Statements.

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

						Accumulated
						Deficit
	Common Stock				Additional	During
	Shares		Amount		Paid-In	Development
	Class A	Class B	Class A	Class B	Capital	Stage	Total
September 27, 2006 (Inception)	13,889,500	16,110,500	$13,889	$16,111	$(30,000)	$-	$-
Additional cash contributions to equity	-	-	-	-	5,003,926	-	5,003,926
Net loss	-	-	-	-	-	(172,009)	(172,009)
Balance, December 31, 2006	13,889,500	16,110,500	$13,889	$16,111	$4,973,926	$(172,009)	$4,831,917
Additional cash contributions to equity	-	-	-	-	4,970,795	-	4,970,795
Net loss	-	-	-	-	-	(616,907)	(616,907)
Balance, December 31, 2007	13,889,500	16,110,500	$13,889	$16,111	$9,944,721	$(788,916)	$9,185,805
Additional cash contributions to equity	-	-	-	-	1,032,676	-	1,032,676
Net loss	-	-	-	-	-	(618,411)	(618,411)
Balance, December 31, 2008	13,889,500	16,110,500	$13,889	$16,111	$10,977,397	$(1,407,327)	$9,600,070

Stock issued in recapitalization pursuant to reverse merger	3,500,000	-	3,500	-	(3,500)	-	-
Convertible note issued for cancelled officer shares	(2,000,000)	-	(2,000)	-	(168,000)	-	(170,000)
Shares issued for convertible notes payable at $ 1.00 per share in June, 2009	5,566,795	-	5,567	-	5,561,228	-	5,566,795
Shares issued for convertible notes payable at $ 0.50 per share in June, 2009	300,049	-	300	-	149,725	-	150,025
Shares issued for services at $0.70 per shares in June, 2009	500,000		500		349,500		350,000
Shares issued for services at $0.20 per share in June, 2009	25,000		25		4,975		5,000
Shares sold for cash at $0.50 per share in June, 2009	20,000		20		9,980		10,000

Shares issued for services at $0.50 per share in July, 2009	270,000		270		134,730		135,000
Shares sold for cash at $0.50 per share in July, 2009	420,000		420		209,580		210,000
Shares sold for cash at $0.50 per share in August, 2009	280,000		280		139,720		140,000
Shares sold for cash at $0.50 per share in September, 2009	75,000		75		37,425		37,500
Shares issued for convertible notes payable at $ 0.28 per share in September, 2009	600,000	-	600	-	169,400	-	170,000
Shares issued for services at $0.50 per share in September, 2009	25,000		25		12,475		12,500
Shares sold for cash at $0.50 per share in September, 2009	100,000		100		49,900		50,000
Shares sold for cash at $0.25 per share in October, 2009	80,000		80		19,920		20,000
Shares sold for cash at $0.50 per share in October, 2009	20,000		20		9,980		10,000
Shares issued for services at $0.50 per share in November, 2009	642,500		642.50		320,607.50		321,250
Shares issued for services at $0.50 per share in December, 2009	10,000		10		4,990		5,000
Additional cash contributions to capital					590,262		590,262
Net loss for the year ended December 31, 2009						(1,623,928)	(1,623,928)
Balance, December 31, 2009	24,323,844	16,110,500	$24,324	$16,111	$18,580,294	$(3,031,255)	$15,589,474

Shares issued for services at $0.50 per share in January, 2010	210,000		210		104,790		105,000
Shares issued for services at $0.50 per share in February, 2010	235,000		235		117,265		117,500
Shares sold for cash at $0.50 per share in February, 2010	202,000		202		100,798		101,000
Shares issued for services at $0.50 per share in March, 2010	175,000		175		87,325		87,500
Shares sold for cash at $0.50 per share in March, 2010	129,000		129		64,371		64,500
Net loss for the three months ended March 31, 2010						(4,738,601)	(4,738,601)
Balance, March 31, 2010	25,274,844	16,110,500	$25,275	$16,111	$19,054,844	$(7,769,856)	$11,326,373

Shares issued for services at $0.50 per share in April, 2010	32,000		32		15,968		16,000
Shares sold for cash at $0.50 per share in April, 2010	172,000		172		85,828		86,000
Shares issued for services at $0.50 per share in June, 2010	150,000		150		74,850		75,000
Net loss for the three months ended June 30, 2010						(465,223)	(465,223)
Balance, June 30, 2010	25,628,844	16,110,500	$25,629	$16,111	$19,231,490	$(8,235,079)	$11,038,151

See Notes to Condensed Financial Statements.

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(Unaudited)

			Sept 27, 2006
	Six Months Ended June 30		(inception) to
	2010	2009	June 30, 2010
Cash Flows From Operating Activities
Net loss	$(5,203,824)	$(509,904)	$(8,235,079)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,209	1,406	11,697
Amortization of discount on notes payable	108	-	108
Impairment of vessel and equipment	4,061,544	-	4,061,544
Revaluation of conversion option liability	27,767	-	27,767
Stock issued for services	401,000	105,000	1,229,750
Stock issued for interest	-		25
Changes in operating assets and liabilities
Prepaid expenses	169,058	(100,000)	(184,432)
Accounts Payable	(426,432)	36,969	102,709
Accrued interest - related parties	2,587		2,587
Accrued interest	22,109		22,109
Accrued liabilities	(3,851)	109,476	269,788

Net cash used in operating activities	(948,725)	(357,053)	(2,691,427)

Cash Flows From Investing Activities
Purchase of furniture and equipment	-	(749)	(20,097)
Cash received from sale of assets	887,000	-	887,000
Acquisition and renovation of property and equipment, m/v	-	-	-
Island Breeze and m/v Casino Royale	(226,650)	(651,555)	(16,724,034)

Net cash provided by (used in) investing activities	660,350	(652,304)	(15,857,131)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes	195,000	150,025	6,211,362
Proceeds from issuance of notes	-	10,000	399,000
Principal payments on notes payable	(66,144)	353,533	(66,144)
Proceeds from issuance of common stock cash	251,500	587,763	709,000
Payments of notes payable related parties	(9,411)	-	(142,416)
Contributed capital	-	-	11,597,659
Net cash provided by financing activities	370,945	1,101,321	18,708,461

Net increase in cash and cash equivalents	$82,570	$91,964	$159,903

Cash and cash equivalents, beginning of period	77,333	59,016	-

Cash and cash equivalents, end of period	$159,903	$150,980	$159,903

Cash paid during the period for:

Interest Paid	$771	$-	$1,776

Taxes Paid	$-	$-	$-

Supplemental Information and Non-monetary Transactions:

Issuance of stock for convertible debt and accrued interest	$-	$5,716,820	$5,886,820
Issuance of stock for services	$401,000	$105,000	$1,539,750
Capitalized accrued interest	$-	$217,152	$566,795
Issuance of stock for notes converted	$-	$-	$20,000
Issuance of stock for interest converted	$-	$-	$25
Issuance of convertible debt for stock	$-	$170,000	$170,000

See Notes to Condensed Financial Statements

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

Since this transaction resulted in existing shareholders of IB International acquiring control of Goldpoint, for financial reporting purposes, the business combination has been accounted for as an additional capitalization of Goldpoint (a reverse acquisition with IB International as the accounting acquirer).  As the operations of IB International are the only continuing operations of the Company, in accounting for the transaction, IB International is deemed to be the purchaser and parent company for financial reporting purposes.  Accordingly, its net assets were included in the consolidated balance sheet at their historical value.

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

The difference in voting rights described above increases the voting power of the Class B Common stockholders and, accordingly, has an anti-takeover effect. The existence of the Class B Common Stock may make the Company a less attractive target for a hostile takeover bid or render more difficult or discourage a merger proposal, an unfriendly tender offer, a proxy contest, or the removal of incumbent management, even if such transactions were favored by the stockholders of the Company other than the Class B Common stockholders. Thus, the stockholders may be deprived of an opportunity to sell their shares at a premium over prevailing market prices, in the event of a hostile takeover bid. Those seeking to acquire the Company through a business combination will be compelled to consult first with the Class B Common stockholders in order to negotiate the terms of such business combination.  Any such proposed business combination will have to be approved by our Board of Directors, which may be under the control of the Class B Common stockholders, and if stockholder approval is required, the approval of the Class B Common stockholders will be necessary before any such business combination can be consummated.

On September 15, 2009, the Company adopted its 2009 Stock Incentive Plan (the ”Plan”).  We adopted the 2009 Plan to provide a means by which employees, directors, and consultants of the Company and those of our subsidiaries and other designated affiliates, which we refer to together as our affiliates, may be granted awards of our Class A Common Stock, be given the opportunity to purchase our Class A Common Stock and be granted other benefits including those measured by increases in the value of our Class A Common Stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success and the success of our affiliates.

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

IBI was incorporated under the laws of the Cayman Islands as an exempt company on September 27, 2006.  We have had no revenue and have no operations.  Our efforts since our inception have been focused on developing and operating entertainment day cruises.  We own one vessels, which we expect to substantially renovate and equip with gaming, restaurant and entertainment related equipment.  The ports that we were previously primarily considering for the Company’s initial operations included ports in Florida and Texas.  Increasingly, we have focused on international locations and we are currently evaluating port locations primarily in East Asia for the establishment of our initial cruise operations, with a particular focus on home port locations in Taiwan and the Hong Kong Special Administrative Region of China.  This change in location is based on our belief that the East Asian market presents greater opportunities for the initial launch of our cruise business.  In this effort, we have established a registered branch office in Taipei, Taiwan.

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

We currently expect to renovate the m/v Island Breeze (the “Island Breeze”), a 410 foot vessel currently located in Greece which we acquired on September 12, 2007.  After renovations are complete, we expect the Island Breeze to have a passenger capacity of approximately 1,200 passengers.  Further, we expect that after the completion of renovations, the Island Breeze will feature a contiguous gaming area measuring approximately 15,000 square feet with 15 to 16 foot high ceilings. The Island Breeze will also offer a 300 seat buffet restaurant, a fine dining restaurant, a full service spa/salon, a VIP lounge and a 400 seat showroom, although the final configuration may vary.  Upon completion of renovations of the Island Breeze, we intend to place the Island Breeze in service and establish our planned entertainment cruise operation from a yet to be determined port location.  We believe that after it is renovated the Island Breeze would be better suited for our East Asian operations than a second vessel which we previously owned and sold on May 7, 2010, the m/v Casino Royal (the “Casino Royale”), since the Island Breeze has an enclosed entertainment area and the gaming area is concentrated on one level.  We also believe that based on our current renovation plans, the Island Breeze would require less capital investment and take less time to renovate than the Casino Royale.   We may decide to acquire another vessel from which we can commence our initial operations.  It would be anticipated that such a vessel will have a sufficient number of cabins to accommodate passengers on overnight or multi-day cruises versus the shorter duration cruises that can be operated by the Island Breeze.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, cash equivalents include highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.  We had no cash equivalents at June 30, 2010 and December 31, 2009, respectively.

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

During the six months ended June 30, 2010, the Company recognized an impairment in the amount of $4,061,544  to a vessel which was sold in May 7, 2010.

Advertising expense

The Company expenses advertising costs as incurred. The Company incurred no advertising expense for the three months ended June 30, 2010 and 2009 respectively.

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

Comprehensive Income

Comprehensive income includes net income and also considers the effect of other changes to stockholders’ equity that are not required to be recorded in determining net income, but are rather reported as a separate component of stockholders’ equity. During the three months ended June 30, 2010 and 2009 there were no terms of other comprehensive income.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2010.  FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended June 30, 2010 and 2009.

Earnings Per Share Information
FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. During the three and six months ended June 30, 2010 and 2009, and from inception to June 30, 2010, common stock equivalents were not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

At June 30, 2010, the following convertible securities were not included in the fully-diluted loss per share because the result would have been anti-dilutive:  debt convertible into 1,092,965 shares at $0.50 per share and debt which carries a variable conversion price which, on June 30, 2010, was convertible into 257,958 shares at $0.34 per share.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred losses from operations of $417,466 and $378,428 for the three months ended June 30, 2010 and 2009, respectively and $1,079,221 and $506,347 for the six months ended June 30, 2010 and 2009, respectively and $4,083,188  from inception (September 27, 2006) through June 30, 2010. In addition, the Company’s current liabilities exceed its current assets by $943,542  as of June 30, 2010. These factors among others, including the Company’s current cash position, which was $159,903 as of June 30, 2010, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time absent the infusion of substantial additional capital.

If adequate funds are raised upon a debt or equity financing transaction management believes that the Company can meets its ongoing obligations and continue to operate.  However, no assurance can be given that management’s actions will result in the resolution of its liquidity problems or its eventual emergence as a profitable company.

The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements

Recently Issued Standards

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

The FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company

ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 1,000,000 shares of blank check preferred stock.  To date, the Company has issued no preferred stock.

Common Stock

The Company’s capitalization is 100,000,000 Class A common shares and 16,110,500 Class B common shares each class with a par value of $0.001 per share. As of June 30, 2010 the Company had 25,628,844 Class A common shares and 16,110,500 Class B common shares issued and outstanding.

During April, 2010, we issued an aggregate of 15,000 Class A Common shares under our 2009 Stock Incentive Plan valued at $0.50 per share.

During the period from April 1, 2010 to June 30, 2010, we sold to seven investors 172,000 Class A Common shares for $0.50 per share and realized total proceeds of $86,000.

During the period from April 1, 2010 to June 30, 2010, we issued an aggregate of 167,000 Class A common shares valued at $0.50 per share to four consultants as payment to implement and maintain digital advertising as well as future professional services.

The Company believes all of the issuances of securities referred to in this Note were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2010 and December 31, 2009 were as follows:

	2010	2009
Furniture and fixtures	$3,844	$3,844
Office equipment	12,672	11,931
Computer software	3,573	3,573
	20,089	19,348

Less accumulated depreciation	11,697	10,488

Property and equipment, net	$8,392	$8,860

Depreciation expense was $544 for the three month period ending June 30, 2010, $704 for the three month period ending June 30, 2009, and $11,697 since inception, respectively.

NOTE 5 – NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Notes payable – related parties (a)(b)(d)	$138,000	$147,411
Loans payable – others, (c)	131,335	197,479
Convertible Promissory Notes, (e)(f)(g)(h)(i)(j)(k)(l)(m)(n)(o)(p)(q)(r)(s)	592,765	407,000
	862,100	751,890
Less current portion	862,100	751,890

Long-term portion	$-	$-

(a)
On December 1, 2008 and December 5, 2008 the Company borrowed an aggregated sum of $90,000 from officers and directors of the Company.  The Company issued Promissory Notes with a term of one year at an interest rate of five percent that accrues to term.  The Notes were subsequently reissued under the original terms of the Notes for a period of one year from the respective original term dates. On June 30, 2010, the note  balance was $90,000 and accrued interest on the note was $7,101.

(b)
On June 4, 2009, the Company borrowed $50,000 and issued a Promissory Note to a lender affiliated with one of our directors.  The Promissory Note provides for interest at the rate of 5% per annum is payable along with principal, sixty days from date of issue.  On August 5, 2009 the Company reissued the Promissory Note under the original terms, for $50,411, which included the original principle plus accrued interest.  We also issued 10,000 shares of Class A common stock in connection with this loan.  The Promissory Note is payable 60 days from date of issue.  On October 13, 2009, the Company made a principal payment of $17,000 and reissued the Promissory Note under the original terms for $33,797, which included the remaining principal plus accrued interest.  The Promissory Note is payable 60 days from date of issue.  On November 10, 2009 and December 4, 2009, the Company made principal payments of $17,000 and $8,000 respectively, on this note.  On April 23, 2010, the Company made a final payment of $9,104 as payment in full for principal and accrued interest.

(c)
On June 18, 2009, the Company borrowed $250,000 and issued a Promissory Note evidencing this loan.  This loan, plus interest at the rate of 12% per annum is payable 90 days from the date of issue.  We also issued 25,000 shares of Class A common stock in connection with this loan.  On September 17, 2009, the Company reissued the Promissory Note under the original terms, for $227,479, which included the original principle amount less a $30,000 principal pay down plus accrued interest.  The Promissory Note is payable 90 days from date of issue.  We also issued 25,000 shares of Class A common stock in connection with the extension of this loan.  On December 17, 2009, the Company reissued the Promissory Note under the original terms, for $200,788, which included the original principle amount less a $30,000 principal pay down, plus accrued interest.  The Promissory Note is payable 104 days from date of issue.  We also issued 5,000 shares of Class A common stock in connection with the extension of this loan.  During the period from January 1, 2010 and March 31, 2010, the Company made an aggregate payment of principal in the amount of $40,000.  On April 1, 2010, the Company reissued the Promissory Note under the original terms, for $167,335, which included accrued interest.  The Promissory Note is payable six months from date of issue. During the period from March 31, 2010 and June 30, 2010, the Company made an aggregate payment of principal in the amount of $36,000.  On June 30, 2010, the note balance was $131,335 and accrued interest on the note was $4,386.

(d)
On October 9, 2009, the Company borrowed $49,000 and issued a Promissory Note to Olympian Cruises, LLC. The Promissory Note bears interest at the rate of 5% per annum, is payable along with principal, one year from the date of issue.  On January 13, 2010, the Company made a principal payment in the amount of $500.  On June 3, 2010, the Company made a principal payment in the amount of $500.  On June 30, 2010, the note balance was $48,000 and accrued interest on the note was $1,575.

(e)
On November 6, 2009, the Company borrowed $300,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 120,000 shares of Class A common stock in connection with this loan. On June 30, 2010, the note balance was $300,000 and accrued interest on the note was $19,387.

(f)
On November 17, 2009, the Company borrowed $72,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 22,500 shares of Class A common stock in connection with this loan.  On June 30, 2010, the note balance was $72,000 and accrued interest on the note was $4,438.

(g)
On December 18, 2009, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share. On June 30, 2010, the note balance was $10,000 and accrued interest on the note was $559.

(h)
On December 31, 2009, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 2,000 shares of Class A common stock in connection with this loan. On June 30, 2010, the  note  balance was $10,000 and accrued interest on the note was $496.

(i)
On December 31, 2009, the Company borrowed $15,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 3,000 shares of Class A common stock in connection with this loan.  On June 30, 2010, the  note  balance was $15,000 and accrued interest on the note was $744.

(j)
On February 1, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On June 30, 2010, the  note  balance was $10,000 and accrued interest on the note was $411.

(k)
On February 14, 2010, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 4,000 shares of Class A common stock in connection with this loan.  On June 30, 2010, the note balance was $20,000 and accrued interest on the note was $806.

(l)
On February 13, 2010, the Company borrowed $30,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 6,000 shares of Class A common stock in connection with this loan.  On June 30, 2010, the note balance was $30,000 and accrued interest on the note was $1,134.

(m)
On February 16, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On June 30, 2010, the note balance was $10,000 and accrued interest on the note was $364.

(n)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On June 30, 2010, the note balance was $10,000 and accrued interest on the note was $361.

(o)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On June 30, 2010, the  note  balance was $10,000 and accrued interest on the note was $361.

(p)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On June 30, 2010, the note balance was $10,000 and accrued interest on the note was $368.

(q)
On April 16, 2010, we entered into a Securities Purchase Agreement (“SPA”) with an investor and pursuant thereto issued an 8% convertible promissory note in the amount of $85,000 that is convertible into shares of Class A Common Stock.  The loan is due in full along with accrued interest on December 1, 2010.  The Investor has the right to convert all or any part of the outstanding and unpaid principal amount, as well as the interest accrued on this note into fully paid and non-assessable shares of Common Stock.  The conversion price is sixty-seven percent of the average of the three lowest bid prices on the over-the-counter bulletin board during the 10-day period prior to the conversion. During the period commencing on the execution of the note and ending 180 days thereafter, subject to certain limitations, provided the Investor has not sent us a notice of conversion, we have the right to redeem the note for an amount equal to 150 percent of the outstanding principal amount of the note plus the interest accrued and unpaid thereon, plus certain other adjustments.  On June 30, 2010, the note balance was $85,000 and accrued interest on the note was $1,416.  Because the conversion price of this convertible note is below market price of the Company’s stock, this note is deemed to have an embedded beneficial conversion feature.  Because the conversion price is based upon the price of the Company stock and is a variable price, this conversion feature is considered a derivative liability pursuant to ASC 815-40 (note 6).  The beneficial conversion feature was valued via the Black-Scholes valuation method at $9,343 at the time the note was issued. This amount is considered a discount to the note, and is being amortized to interest expense over the life of the note.  During the three months ended June 30, 2010, the amount of $108 of this discount was amortized, and at June 30, 2010 the amount of unamortized discount is $9,235.

(r)
On June 15, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  On June 30, 2010, the note balance was $10,000 and accrued interest on the note was $41.

(s)
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

NOTE 6 – DERIVATIVE LIABILITY

In June 2008, the FASB issued new accounting guidance, which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions.  Instruments not indexed to their own stock fail to meet the scope exception of ASC 815 “Derivative and Hedging” and should be classified as a liability and marked-to-market.  The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings.

ASC 815-40 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  As disclosed in Note 5, during the three months ended June 30, 2010, the Company entered into a convertible loan which contains a variable conversion price.   In accordance with ASC 815-40, this conversion option is classified as a derivative liability and was valued at $9,343.  This amount was credited to conversion option liability when the note was issued.  The conversion option liability was revalued at June 30, 2010 at $37,110, and the increase in value of $27,767 was charged to expense during the period. The estimated values of the conversion options were determined using the Black-Scholes pricing model and the following assumptions:  Expected volatility of 35% - 61%;   Expected life (years) of .63 to .42; risk free interest rate of 0.24% - 0.22%; and dividend rate of 0.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible securities. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.  Accordingly, sufficient shares are deemed available to satisfy the potential conversion of the conventional convertible notes issued prior to the convertible notes issued under the SPA during the three months ended June 30, 2010, and these previously issued conventional convertible notes are not classified as derivatives. (see note 5).

NOTE 7 – COMITTMENTS AND CONTINGENCIES

Leasing Arrangements

On December 6, 2009 the Company terminated its facility leasing agreement with the Port of Miami.  Subsequently, the Company entered into an agreement to sub-lease office space at the Port of Miami with a term expiring June 30, 2010.  The lease was prepaid in full and could be cancelled by either party with 30-days prior written notice.   The Company terminated the lease on May 1, 2010 and received a refund of prepaid rent in the amount of $2,000.

On March 31, 2010 the Company entered into a Lease Agreement with The Children’s Choice of New Jersey, Inc. to lease the premises located at 211 Benigno Blvd, Ste #211, Bellmawr, New Jersey.  The lease term commenced on April 1, 2010, and continues for thirteen months at a base lease rate of $1,209 per month, an aggregate of $15,717 with $10,881 due in 2010 and $4,836 in 2011.  At the end of the initial term, the company has the option to extend the terms of the lease for two additional twelve months periods at the base lease rate plus a maximum three percent increase.

On December 1, 2009 the Company entered into an agreement to lease office space in Taipei, Taiwan with a term expiring on November 30, 2012.

Future minimum rental payments under these leases are as follows:

Year ending December 31,	2010	7,254
	2011	14,798
	2012	5,081
		$44,945

Rent expense for leased facilities for the three months ended June 30, 2010 and 2009 were $4,627 and $9,998, respectively.

Vessel Purchase

On September 12, 2007, the Company completed the purchase of the passenger ship m/v Atlantis, and subsequently renamed it the m/v Island Breeze.  The total costs related to the purchase of the vessel were $8,039,645.  As of June 30, 2010, the Company has paid an additional $1,933,656 in renovation costs for a total cost of $9,973,301.

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

On May 23, 2008, the Company acquired the m/v Casino Royale from Catino, S.A.  The total costs related to the purchase of the vessel were $4,622,164.    On May 7, 2010 we sold the Casino Royale for $1,970,815, which net of various adjustments including relocation expenses, resulted in us realizing $887,000.  The sale excluded all gaming and entertainment equipment and furniture located on board the Casino Royale, which we believe has a current value of approximately $2,000,000.  We intend to retain and store such equipment and furniture which we may later sell or utilize on another vessel.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the period of three months ended June 30, 2010 the Company did not engage in any new transactions that were deemed related party transactions.  During this period the Company made principal payments on loans to the Company from certain related parties in the amount of $500.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, and has disclosed such items herein as follows;

In July 2010, the Company entered into an agreement with “Starsea” (Starsea Shipping Agency Co., Ltd located in the port of Jilong, Taiwan whereby Starsea will serve as the Company’s exclusive shipping agency for the Company’s intended Taiwan based operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis summarizes the significant factors affecting (1) our consolidated results of operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, and (2) our liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Report.

Principal Office

Our administrative office is located at 211 Benigno Blvd, Suite #201, Bellmawr, New Jersey, 08031. Our telephone number is 856-931-1505.

Other information

IB International has 41,379,344   shares outstanding on June 30, 2010 and  40,434,344 shares outstanding on December 31, 2009. 16,110,500 of such shares are designated as Class B common shares and the holder has the right to cast ten votes for each share held of record on all matters submitted to a vote of holders of common stock.

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

DESCRIPTION OF THE PROPERTY

Plan of Operation

We have had no revenue and have no operations.  Our efforts since our incorporation have been focused on developing operating entertainment cruise projects.  As of June 30, 2010, we owned one vessel which we expect to substantially renovate and equip with gaming, restaurant and entertainment related equipment.  On May 7, 2010, we sold the Casino Royale, one of the two vessels we owned on December 31, 2009, rather than continue to renovate it.  We retained the equipment and furniture onboard the Casino Royale for potential future sale or use on the Island Breeze or another future vessel, which would reduce the anticipated equipment costs that will be associated with the launch of the vessel.

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

We currently expect to renovate the m/v Island Breeze (the “Island Breeze”), a 410 foot vessel currently located in Greece which we acquired on September 12, 2007.  After renovations are complete, we expect the Island Breeze to have a passenger capacity of approximately 1,200 passengers.  Further, we expect that after the completion of renovations, the Island Breeze will feature a contiguous gaming area measuring approximately 15,000 square feet with 15 to 16 foot high ceilings. Based on our existing plans, the Island Breeze will also offer a 300 seat buffet restaurant, a fine dining restaurant, a full service spa/salon, a VIP lounge and a 400 seat showroom, although the final configuration may vary.  Upon completion of renovations of the Island Breeze, we intend to place the Island Breeze in service and establish our planned entertainment cruise operation from a yet to be determined port location.  We believe that after it is renovated, the Island Breeze would be better suited for our East Asian operations than a second vessel which we previously owned and sold on May 7, 2010, the m/v Casino Royal (the “Casino Royale”), since the Island Breeze has an enclosed entertainment area and the gaming area is concentrated on one level.  We also believe that based on our current renovation plans, the Island Breeze would require less capital investment and take less time to renovate than the Casino Royale.   We may decide to acquire another vessel from which we can commence our initial operations.  If we initiate that alternative, that vessel will likely have a sufficient amount of cabins to accommodate passengers on overnight or multi-day cruises versus the shorter duration cruises suitable for the Island Breeze.

As described in our Current Report on Form 8-K, which we filed with the SEC on April 22, 2010, the sales price for the Casino Royale was $1,970,815, which net of various adjustments including relocation expenses, resulted in us realizing $887,000.  The sale excludes all gaming and entertainment equipment and furniture  on board the Casino Royale, which we believe has a current value of approximately $2,000,000.  We have retained and are storing such equipment and furniture which we may later sell or utilize on another vessel.

Additional information about our business and prospects are contained in our Reports on Form 10-K and 10-Q which was filed with the SEC on April 14, 2010 and May 24, 2010, respectively.
Employees

As of June 30, 2010, we had six full-time employees and an additional two individuals who were independent contractors working for us either in their individual capacities or through professional service companies controlled by them. No employee is represented by a labor union.  The Company anticipates employing additional personnel as needed for the casino, food and beverage outlets, terminal services, and the operations of the Company.

Investment Policies

IB International does not have an investment policy at this time other than to deposit any funds it has on hand into interest bearing accounts such as term deposits or invested in short term money instruments.

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

Our intended operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future income from operations. As of June 30, 2010, we have not generated revenues, and have experienced negative cash flow from vessel acquisition and, renovation as well as general and administrative expenses. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on terms favorable to IB International.

Results of Operations

We are a development stage company.  Since inception, our efforts have been principally devoted to the acquisition and renovation of two vessels. From inception, September 27, 2006, to June 30, 2010, we have sustained accumulated losses of $8,235,079.  Included in the loss were general and administrative expenses as well as professional fees not associated with the purchase and renovation of our vessels.

Selling, general and administrative expenses amounted to $417,466 for the three months ended June 30, 2010, compared to $378,428 for the three months ended June 30, 2009, an increase of $69,038. The increase in selling, general and administrative expenses for the three months ended June 30, 2010, is predominately due to costs associated with acquiring capital as disclosed in Note 5 and Note 6.

Selling, general and administrative expenses amounted to $1,079,221 for the six months ended June 30, 2010, compared to $506,347 for the six months ended June 30, 2009, an increase of $572,874. The increase in selling, general and administrative expenses for the three and six months ended June 30, 2010, is predominately due to costs associated with increased consulting fees, and the costs of moving and storing equipment held for future use and / or resale. .

Nonoperating expenses amounted to $27,767 for the three months ended June 30, 2010, compared to $0 for the three months ended June 30, 2009.  The increase in nonoperating expenses is due to a charge taken from the revaluation of a conversion option liability associated with a convertible note as discussed in Note 6.

Nonoperating expenses amounted to $4,089,311 for the six months ended June 30, 2010, compared to $0 for the six months ended June 30, 2009.  The increase in nonoperating expenses is due to an impairment in the book value of one of its vessels in the amount of $4,061,544 and a charge taken from the revaluation of a conversion option liability associated with a convertible note as discussed in Note 6.

Interest expense amounted to $20,051 for the three months ended June 30, 2010, compared to $2,447 for the three months ended June 30, 2009.  The increase in interest expense is due to an increase in accrued interest on convertible and promissory notes.

Interest expense amounted to $35,353 for the six months ended June 30, 2010, compared to $3,557 for the six months ended June 30, 2009.  The increase in interest expense is due to an increase in accrued interest on convertible and promissory notes.

Balance Sheet Discussion

As of June 30, 2010 and December 31, 2009

As of June 30, 2010, our total assets were $12,326,028, total liabilities were $1,287,877 and shareholders’ equity was $11,038,151  compared to $17,135,620 , $1,546,146  and $15,589,474, respectively, as of December 31, 2009.  Current assets at June 30, 2010 were $344,335 consisting of cash and cash equivalents of $159,903 and prepaid expenses of $184,432 compared to $430,823, $77,333 and $353,490, respectively, at December 31, 2009.  Included in  total assets as of June 30, 2010 are property, and equipment, net of depreciation, of $8,392 and other assets of $11,973,301  consisting of the cost of vessels we have acquired and costs related to renovations of the vessels compared to $8,860 and $16,695,937, respectively, for the period ending December 31, 2009 with respect to these items.

As of June 30, 2010, our total liabilities and our current liabilities were $1,287,877 consisting of notes payable to related parties of $138,000, accrued interest related parties notes payable of $8,676, convertible notes payable of $592,765, other notes payable of $131,335, accrued interest other notes payable of $35,282, accounts payable of $102,707, accrued expenses of $242,002 and a conversion option liability of $37,110.   At December 31, 2009, total liabilities and current liabilities were $1,546,146 consisting of notes payable to related parties of $147,411, accrued interest related parties notes payable of $6,089, convertible notes payable of $407,000, other notes payable of $197,479, accrued interest other notes payable of $13,173, accounts payable of $529,140, and accrued expenses of $245,854.

The significant decrease in our liabilities for the six months ending June 30, 2010 compared to December 31, 2009 resulted from pay down of accounts payable with cash generated from the proceeds of the sale of the mv Casino Royale on May 7, 2010.

The net cash used in our operating activities in the six month period ending June 30, 2010 was $948,725, an increase of $591,666 from that used in the six month period ending June 30, 2009, which net increase was affected primarily by an impairment charge incurred to adjust the book value of one of our vessels, increases in our net loss, prepaid expenses and accrued expenses year over year, a decrease in accounts payables year over year, and issuance of stock for services rendered in lieu of cash.

Cash and cash equivalents for the six months ending June 30, 2010, increased by $82,570, as compared to December 31, 2009.  Net cash from investment activities in the six month period ended June 30, 2010 was $660,350, consisting of acquisition and renovation of property and equipment and cash received from the sale of assets, which is an increase of $1,312,654 compared to the cash used in investment activities during the six month period ended June 30, 2009.  Net cash provided by financing activities in the six month period ended June 30, 2010 was $370,945, compared to $1,101,321 from the six month period ended June 30, 2009, consisting of proceeds from issuance of convertible notes, loans, and issuance of common stock for cash.

Our capital expenditure plan for 2010 is estimated to approximate $15,000,000 to facilitate our renovation plan, purchase of gaming equipment, hiring of additional personnel, terminal improvements, marketing, working capital reserves, and general corporate purposes.  We require additional financing to continue.  The Company expects financing will be supplied by additional long-term debt, the sale of securities or a combination thereof.  There can be no assurance that financing from such sources or from any sources will be available to us.

Liquidity – General Requirements

We have funded our activities to date through capital contributions from our shareholders, short term loans, convertible notes and issuance of our common stock for services in lieu of cash.  Since our inception, September 27, 2006, thru June 30, 2010, we received $19,273,229 net of repayments in capital contributions and value of services from our shareholders, consultants and vendors.  As of June 30, 2010, we had shareholders’ equity of $11,038,151, but only $159,903 cash on hand.

Liquidity and Capital Resources

During April, 2010, the Company borrowed $10,000and issued a Convertible Promissory Note evidencing this loan.  The loan, plus interest at the rate of 10% per annum is payable twelve months from the dates of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.

On April 16, 2010, we entered into a Securities Purchase Agreement (“SPA”) with an investor and pursuant thereto issued an 8% convertible promissory note in the amount of $85,000 that is convertible into shares of Class A Common Stock.  The loan is due in full along with accrued interest on December 1, 2010.  The Investor has the right to convert all or any part of the outstanding and unpaid principal amount, as well as the interest accrued on this note into fully paid and non-assessable shares of Common Stock.  The conversion price is sixty-seven percent of the average of the three lowest bid prices on the over-the-counter bulletin board during the 10-day period prior to the conversion. During the period commencing on the execution of the note and ending 180 days thereafter, subject to certain limitations, provided the Investor has not sent us a notice of conversion, we have the right to redeem the note for an amount equal to 150 percent of the outstanding principal amount of the note plus the interest accrued and unpaid thereon, plus certain other adjustments.  On June 30, 2010, the Note balance was $86,416 which includes outstanding principal and accrued interest.

On April 16, 2010, we entered into a Joint Venture and Investment Agreement (the “JV Agreement”) and a Securities Purchase Agreement (the “SPA”), with an investor.  Pursuant to the JV Agreement and the SPA, the investor agreed to acquire 1,200,000 shares of our Class A Common Stock at a price of $0.50 per share, for a total of $600,000.  Pursuant to the JV Agreement, we agreed to form a new subsidiary (the “Subsidiary”), in a foreign jurisdiction to be determined, through which we expect to acquire and operate a vessel from which we anticipate initiating our entertainment cruise operations.  The investor has agreed to lend the Subsidiary $14,400,000 in two tranches.  The first tranche, in the amount of $1,400,000, will be funded shortly.  We informally agreed to extend the date of this funding which was originally intended to be consummated in April, 2010. The second tranche, in the amount of $13,000,000, will be placed in escrow upon the entering into an agreement to purchase a suitable vessel, and shall be released not later than the day we acquire the vessel.  The debt financings described above will be evidenced by two convertible promissory notes of the Subsidiary, bearing interest at the rate of 10% per annum, and maturing two years from the date of issue.  Interest shall accrue for the first 12 months and be paid on the anniversary of the date the note was issued and thereafter quarterly in arrears.  These notes will be collateralized by liens on the vessel we hope to acquire.  The Notes are convertible into 4.2% and 39% of the capital stock of the Subsidiary, respectively.  As further consideration for these loans, we have agreed to issue to the investor 600,000 shares of our Class A Common Stock, which shares will be issued within 10 days after the second tranche funds are released from escrow.  There can be no assurance this joint venture will be consummated, that we will be able to successfully negotiate and close the acquisition of the vessel at an acceptable price, or at all, or be able to initial operations even if we are able to do so.
During the period from April 1, 2010 to June 30, 2010, we sold to seven investors 172,000 Class A Common shares for $0.50 per share and realized total proceeds of $86,000.

During the period from April 1, 2010 to June 30, 2010, we issued an aggregate of 167,000 Class A common shares, valued at $0.50 per share, to four consultants as payment to implement and maintain digital advertising as well as future professional services.

The Company believes all of the issuances of securities referred to in this Note were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

As of  August 4, 2010, the Company’s aggregate obligations under promissory notes due on or before December 31, 2010 is approximately $761,335.  Of this amount, approximately $492,000 is evidenced by promissory notes which are convertible into shares of our Class A Common Stock at the option of the holder.  Approximately $110,000 of our obligations under outstanding promissory notes will become due on or between February 1, 2011 and June 15, 2011.

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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer, and our Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and our former Chief Financial Officer, to allow timely decisions regarding required disclosure.  There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting and therefore no corrective actions were taken.

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

Numbers with (*) are filed herewith.  Numbers with (**) have been incorporated by reference from our Form SB-2, filed on December 13, 2007.  Numbers with (***) have been incorporated by reference from our Current Report on Form 8-K, filed on June 18, 2009.  Numbers with (****) have been incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2010.  Numbers with (*****) have been incorporated by reference from our Annual Report on Form 10-K, filed on April 14, 2010.  Numbers with (******) have been incorporated by reference from our Current Report on Form 8-K, filed on April 22, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

ISLAND BREEZE INTERNATIONAL, INC.

Date: August 16, 2010	By:	/s/ Bradley T. Prader
Bradley T. Prader President and Chief Executive Officer

	By:	/s/ Steven G. Weismann
Steven G. Weismann Chief Financial Officer