Form 10-Q
period 2010-09-30
ISLAND BREEZE INTERNATIONAL, INC.
filed 2010-11-15
CIK 1419886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of  November 3, 2010, the registrant had outstanding 25,686,844 shares of Class A Common Stock and 16,110,500 shares of Class B Common Stock.

ISLAND BREEZE INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2010

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

The company’s activities since the closing of the Share Exchange have been focused on developing entertainment (including gaming) cruises to nowhere, the development of which is the historic business of IBI.  As of September 30, 2010, the company owned one vessel, which it expects to substantially renovate and equip with gaming, restaurant and entertainment related equipment. On May 7, 2010, the company sold the Casino Royale, which it had previously owned.  The company is currently evaluating port locations in East Asia for the establishment of its initial cruise operations.

(Since only our Class A Common Stock is registered under the securities laws or is publicly traded, all references in this Report to our common stock refers to our Class A Common Stock unless specifically noted otherwise.)

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$172,692	$77,333
Prepaid expenses	131,665	353,490

Total current assets	304,357	430,823

Property and equipment - at cost, net of accumulated depreciation	7,827	8,860
Gaming, entertainment equipment, and furniture not in use	1,356,305	-
Asset held for sale	-	6,861,500
Vessel under renovation - m/v Island Breeze (ex Atlantis)	10,076,007	9,834,437

Total assets	$11,744,496	$17,135,620

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$121,205	$529,140
Accrued expenses	224,254	245,854
Accrued interest - related parties	10,314	6,089
Accrued interest	53,539	13,173
Conversion option liability	107,280	-
Notes payable - related parties	130,000	147,411
Notes payable - others	101,335	197,479
Convertible notes payable	674,590	407,000

Total current liabilities	1,422,517	1,546,146

Stockholders' equity
Preferred stock, $0.001 par value or share, 1,000,000 authorized, none issued
Class A common stock: $0.001 par value; authorized 100,000,000; issued and outstanding 25,686,844 and 24,323,844 at September 30, 2010 and December 31, 2009, respectively	25,687	24,324
Class B common stock: $0.001 par value; 16,110,500 authorized, issued and outstanding for both periods	16,111	16,111
Additional paid-in capital	19,260,851	18,580,294
Accumulated deficit during development stage	(8,980,670)	(3,031,255)

Total stockholders' equity	10,321,979	15,589,474

Total liabilities and stockholders’ equity	$11,744,496	$17,135,620

See Notes to Consolidated Financial Statement

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(Unaudited)

					September, 27 2006
					(inception) to
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Cost of Revenues	-	-	-	-	-

Gross Margin	$-	$-	$-	$-	$-

General, and administrative expenses	259,418	460,749	1,338,639	967,096	4,342,606

Operating loss	$(259,418)	$(460,749)	$(1,338,639)	$(967,096)	$(4,342,606)

Other income (expense):
Impairment of vessel and equipment	-	-	(4,061,544)	-	(4,061,544)
Loss from revaluation of conversion option liability	(70,170)	-	(97,937)	-	(97,937)
Loss from sale of equipment	(394,308)	-	(394,308)	-	(394,308)
Interest income	25	-	86	-	1,284
Interest expense	(21,720)	(10,301)	(57,073)	(13,858)	(85,559)
Total other expense	(486,173)	(10,301)	(4,610,776)	(13,858)	(4,638,064)
Loss before income tax expense	(745,591)	(471,050)	(5,949,415)	(980,954)	(8,980,670)

Income tax expense	-	-	-	-	-

Net Loss	$(745,591)	$(471,050)	$(5,949,415)	$(980,954)	$(8,980,670)

Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.14)	$(0.03)

Weighted average number of shares of common share outstanding, basic and diluted	41,772,670	38,751,627	41,394,406	33,444,772

See Notes to Consolidated Financial Statements.

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

						Accumulated
						Deficit
	Common Stock				Additional	During
	Shares		Amount		Paid-In	Development
	Class A	Class B	Class A	Class B	Capital	Stage	Total
September 27, 2006 (Inception)	13,889,500	16,110,500	$13,889	$16,111	$(30,000)	$-	$-
Additional cash contributions to equity	-	-	-	-	5,003,926	-	5,003,926
Net loss	-	-	-	-	-	(172,009)	(172,009)
Balance, December 31, 2006	13,889,500	16,110,500	13,889	16,111	4,973,926	(172,009)	4,831,917
Additional cash contributions to equity	-	-	-	-	4,970,795	-	4,970,795
Net loss	-	-	-	-	-	(616,907)	(616,907)
Balance, December 31, 2007	13,889,500	16,110,500	13,889	16,111	9,944,721	(788,916)	9,185,805
Additional cash contributions to equity	-	-	-	-	1,032,676	-	1,032,676
Net loss	-	-	-	-	-	(618,411)	(618,411)
Balance, December 31, 2008	13,889,500	16,110,500	13,889	16,111	10,977,397	(1,407,327)	9,600,070

Stock issued in recapitalization pursuant to reverse merger	3,500,000	-	3,500	-	(3,500)	-	-
Convertible note issued for cancelled officer shares	(2,000,000)	-	(2,000)	-	(168,000)	-	(170,000)
Shares issued for convertible notes payable at $ 1.00 per share in June, 2009	5,566,795	-	5,567	-	5,561,228	-	5,566,795
Shares issued for convertible notes payable at $ 0.50 per share in June, 2009	300,049	-	300	-	149,725	-	150,025
Shares issued for services at $0.70 per shares in June, 2009	500,000	-	500	-	349,500	-	350,000
Shares issued for services at $0.20 per share in June, 2009	25,000	-	25	-	4,975	-	5,000
Shares sold for cash at $0.50 per share in June, 2009	20,000	-	20	-	9,980	-	10,000
Shares issued for services at $0.50 per share in July, 2009	270,000	-	270	-	134,730	-	135,000
Shares sold for cash at $0.50 per share in July, 2009	420,000	-	420	-	209,580	-	210,000
Shares sold for cash at $0.50 per share in August, 2009	280,000	-	280	-	139,720	-	140,000
Shares sold for cash at $0.50 per share in September, 2009	75,000	-	75	-	37,425	-	37,500
Shares issued for convertible notes payable at $ 0.28 per share in September, 2009	600,000	-	600	-	169,400	-	170,000
Shares issued for services at $0.50 per share in September, 2009	25,000	-	25	-	12,475	-	12,500
Shares sold for cash at $0.50 per share in September, 2009	100,000	-	100	-	49,900	-	50,000
Shares sold for cash at $0.25 per share in October, 2009	80,000	-	80	-	19,920	-	20,000
Shares sold for cash at $0.50 per share in October, 2009	20,000	-	20	-	9,980	-	10,000
Shares issued for services at $0.50 per share in November, 2009	642,500	-	642.50	-	320,607.50	-	321,250
Shares issued for services at $0.50 per share in December, 2009	10,000	-	10	-	4,990	-	5,000
Additional cash contributions to capital	-	-	-	-	590,262	-	590,262
Net loss for the year ended December 31, 2009	-	-	-	-	-	(1,623,928)	(1,623,928)

Balance, December 31, 2009	24,323,844	16,110,500	24,324	16,111	18,580,295	(3,031,255)	15,589,474

Shares issued for services at $0.50 per share in January, 2010	210,000	-	210	-	104,790	-	105,000
Shares issued for services at $0.50 per share in February, 2010	235,000	-	235	-	117,265	-	117,500
Shares sold for cash at $0.50 per share in February, 2010	202,000	-	202	-	100,798	-	101,000
Shares issued for services at $0.50 per share in March, 2010	175,000	-	175	-	87,325	-	87,500
Shares sold for cash at $0.50 per share in March, 2010	129,000	-	129	-	64,371	-	64,500

Net loss for the three months ended March 31, 2010	-	-	-	-	-	(4,738,601)	(4,738,601)

Balance, March 31, 2010 (Unaudited)	25,274,844	16,110,500	25,275	16,111	19,054,844	(7,769,856)	11,326,373

Shares issued for services at $0.50 per share in April, 2010	32,000	-	32	-	15,968	-	16,000
Shares sold for cash at $0.50 per share in April, 2010	172,000	-	172	-	85,828	-	86,000
Shares issued for services at $0.50 per share in June, 2010	150,000	-	150	-	74,850		75,000
Net loss for the three months ended June 30, 2010	-	-	-	-	-	(465,223)	(465,223)

Balance, June 30, 2010 (Unaudited)	25,628,844	16,110,500	25,629	16,111	19,231,489	(8,235,079)	11,038,150

Shares issued for services at $0.51 per share in July, 2010	50,000	-	50	-	25,450	-	25,500
Shares issued at $0.49 per share as origination fee for note payable in September, 2010	8,000	-	8	-	3,912	-	3,920
Net loss for the three months ended September 30, 2010						(745,591)	(745,591)

Balance, September 30, 2010 (Unaudited)	25,686,844	16,110,500	$25,687	$16,111	$19,260,851	$(8,980,670)	$10,321,979

See Notes to Consolidated Financial Statements.

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows (Unaudited)

			Sept 27, 2006
	Nine Months Ended September 30		(inception) to
	2010	2009	September 30, 2010
Cash Flows From Operating Activities
Net loss	$(5,949,415)	$(980,955)	$(8,980,670)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,774	1,362	12,262
Amortization of discount on notes payable	1,933	-	1,933
Impairment of tangible asset	4,061,544	-	4,061,544
Loss on sale of assets	394,308	-	394,308
Revaluation of conversion option liability	97,937	-	97,937
Stock issued for services	426,500	252,500	1,255,250
Stock issued for loan origination fee	3,920	-	3,920
Stock issued for interest	-		25
Changes in assets and liabilities
Prepaid expenses	221,825	(183,833)	(131,665)
Accounts Payable	(407,935)	133,176	121,206
Accrued interest - related parties	4,225	-	4,225
Accrued interest	40,366	-	40,366
Accrued liabilities	(21,599)	149,623	252,040

Net cash used in operating activities	(1,124,617)	(628,127)	(2,867,319)

Cash Flows From Investing Activities
Purchase of furniture and equipment	-	-	(20,097)
Cash received from sale of assets	1,136,387	-	1,136,387
Purchase of assets - Island Breeze and m/v Casino Royale	(329,356)	(1,113,557)	(16,826,740)

Net cash provided by (used in) investing activities	807,031	(1,113,557)	(15,710,450)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes	275,000	150,025	6,291,362
Proceeds from issuance of notes	-	363,384	399,000
Payments on notes payable - other	(96,144)	-	(96,144)
Proceeds from issuance of common stock for cash	251,500	447,500	709,000
Payments of notes payable related parties	(17,411)	-	(150,416)
Contributed capital	-	804,914	11,597,659
Net cash provided by financing activities	412,945	1,765,823	18,750,461

Net increase in cash and cash equivalents	$95,359	$24,139	$172,692

Cash and cash equivalents, beginning of period	77,333	59,016	-

Cash and cash equivalents, end of period	$172,692	$83,155	$172,692

Cash paid during the period for:

Interest	$771	$-	$1,776

Taxes	$-	$-	$-

Supplemental Information and Non-monetary Transactions:

Issuance of stock for convertible debt and accrued interest	$-	$5,716,820	$5,886,820
Issuance of stock for services	$426,500	$252,500	$1,565,250
Issuance of stock for loan origination fee	$3,920	$-	$3,920
Capitalized accrued interest	$-	$217,152	$566,795
Issuance of stock for notes converted	$-	$-	$20,000
Issuance of stock for interest converted	$-	$-	$25
Issuance of convertible debt for stock	$-	$170,000	$170,000

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

Interim Financial Information

The accompanying unaudited interim consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission.  Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended December 31, 2009. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the full year.

Nature of Business

Effective on the closing of the Share Exchange mentioned above, we abandoned all activities related to our mining business and our activities are conducted exclusively through IBI.

IBI was incorporated under the laws of the Cayman Islands as an exempt company on September 27, 2006.  We have had no revenue and have no operations.  Our efforts since our inception have been focused on developing and operating entertainment day cruises.  We own one vessel, which we expect to substantially renovate and equip with gaming, restaurant and entertainment related equipment.  The ports that we were previously primarily considering for the Company’s initial operations included ports in Florida and Texas.  Increasingly, we have focused on international locations and we are currently evaluating port locations primarily in East Asia for the establishment of our initial cruise operations, with a particular focus on home port locations in Taiwan, the Hong Kong Special Administrative Region of China and Shanghai which is located in mainland China.  This change in location is based on our belief that the East Asian market presents greater opportunities for the initial launch of our cruise business.  In this effort, we have established a registered branch office in Taipei, Taiwan.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, cash equivalents include highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.  We had no cash equivalents at September 30, 2010 and December 31, 2009, respectively.

Prepaid Expenses

Prepaid expenses are primarily comprised of advance payments made to vendors for equipment and services.  The Company records prepaid expenses at the expected recovery amount.

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

Long-lived Assets

Long-lived assets primarily include property and equipment, vessel under renovation and intangible assets with finite lives. Long-lived assets are reviewed on a regular basis for the existence of facts and circumstances that may suggest that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated undiscounted future cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

During the three months ending September 30, 2010, the Company did not recognize and impairment to its long-lived assets.  During the nine months ended September 30, 2010, the Company recognized an impairment in the amount of $4,061,544 to a vessel which was sold in May 7, 2010.

Advertising expense

The Company expenses advertising costs as incurred. The Company incurred no advertising expense for the three months  and nine months ended September 30, 2010 and 2009 respectively.

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

Comprehensive Income

Comprehensive income includes net income and also considers the effect of other changes to stockholders’ equity that are not required to be recorded in determining net income, but are rather reported as a separate component of stockholders’ equity. During the three months and nine months ended September 30, 2010 and 2009 there were no sources of other comprehensive income.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2010.  FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months and nine months ended September 30, 2010 and 2009.

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. During the three and nine months ended September 30, 2010 and 2009, and from inception to September 30, 2010, common stock equivalents were not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

At September 30, 2010, the following convertible securities were not included in the fully-diluted loss per share because the result would have been anti-dilutive:  debt convertible into1,349,180 shares at $0.50 per share and debt which carries a variable conversion price which, on September 30, 2010, was convertible into 303,571 shares at $0.28 per share.  Subsequent to the end of the third quarter of 2010, the holder of our $85,000 convertible promissory note referenced in Notes 5(q) and 6 converted $20,000 of the principal due on the note into 94, 962 shares of our common stock.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred losses from operations of $745,591 and $471,050 for the three months ended September 30, 2010 and 2009, respectively and $5,949,415 and $980,954 for the nine months ended September 30, 2010 and 2009, respectively and $8,980,670 from inception (September 27, 2006) through September 30, 2010. In addition, the Company’s current liabilities exceed its current assets by $1,118,160  as of September 30, 2010. These factors among others, including the Company’s current cash position, which was $172,692 as of September 30, 2010, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time absent the infusion of substantial additional capital.

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

None.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 1,000,000 shares of blank check preferred stock.  To date, the Company has issued no preferred stock.

Common Stock

The Company’s capitalization is 100,000,000 Class A common shares and 16,110,500 Class B common shares each class with a par value of $0.001 per share. As of September 30, 2010 the Company had 25,686,844 Class A common shares and 16,110,500 Class B common shares issued and outstanding.

During the period from July 1, 2010 to September 30, 2010, we issued 8,000 Class A common shares for an aggregate price of $3,920  in connection with the execution of a Convertible Note in the amount of $80,000.

During the period from July 1, 2010 to September 30, 2010, we issued  50,000 Class A common shares valued at $0.51 per share to a consultant as payment to implement and maintain digital advertising for an aggregate price of $25,500.

Subsequent to the end of the third quarter of 2010, the holder of our $85,000 convertible promissory note referenced in Notes 5(q) and 6 converted $20,000 of the principal due on the note into 94, 962 shares of our common stock.

The Company believes all of the issuances of securities referred to in this Note were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2010 and December 31, 2009 were as follows:

	2010	2009
Furniture and fixtures	$3,844	$3,844
Office equipment	12,672	11,931
Computer software	3,573	3,573
	20,089	19,348

Less accumulated depreciation	12,262	10,488

Property and equipment, net	$7,827	$8,860

Depreciation expense was $565 for the three month period ending September 30, 2010, $704 for the three month period ending September 30, 2009, and $12,262 since inception, respectively.

NOTE 5 – NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Notes payable – related parties (a)(b)(d)	$130,000	$147,411
Loans payable – others, (c)	101,335	197,479
Convertible Promissory Notes, (e)(f)(g)(h)(i)(j)(k)(l)(m)(n)(o)(p)(q)(r)(s)(t)	674,590	407,000
Total notes and loans payable	905,925	751,890

(a)
On December 1, 2008 and December 5, 2008 the Company borrowed an aggregated sum of $90,000 from officers and directors of the Company.  The Company issued Promissory Notes with a term of one year at an interest rate of five percent that accrues to term.  The Notes were subsequently reissued under the original terms of the Notes for a period of one year from the respective original term dates. On September 30, 2010, the note balance was $90,000 and accrued interest on the note was $8,235.

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

(c)
On June 18, 2009, the Company borrowed $250,000 and issued a Promissory Note evidencing this loan.  This loan, plus interest at the rate of 12% per annum is payable 90 days from the date of issue.  We also issued 25,000 shares of Class A common stock in connection with this loan.  On September 17, 2009, the Company reissued the Promissory Note under the original terms, for $227,479, which included the original principle amount less a $30,000 principal pay down plus accrued interest.  The Promissory Note is payable 90 days from date of issue.  We also issued 25,000 shares of Class A common stock in connection with the extension of this loan.  On December 17, 2009, the Company reissued the Promissory Note under the original terms, for $200,788, which included the original principle amount less a $30,000 principal pay down, plus accrued interest.  The Promissory Note is payable 104 days from date of issue.  We also issued 5,000 shares of Class A common stock in connection with the extension of this loan.  During the period from January 1, 2010 and March 31, 2010, the Company made an aggregate payment of principal in the amount of $40,000.  On April 1, 2010, the Company reissued the Promissory Note under the original terms, for $167,335, which included accrued interest.  The Promissory Note is payable six months from date of issue. During the period from March 31, 2010 and June 30, 2010, the Company made an aggregate payment of principal in the amount of $36,000.  On October 1, 2010, subsequent to balance sheet date, the Company reissued the Promissory Note under the original terms, for $91,335.  The Promissory Note is payable six months from the date of issue.  During the period from July 1, 2010 and September 30, 2010, the Company made an aggregate payment of principal in the amount of $30,000.  On September 30, 2010, the note balance was $101,335 and accrued interest on the note was $7,852.

(d)
On October 9, 2009, the Company borrowed $49,000 and issued a Promissory Note to Olympian Cruises, LLC. The Promissory Note bears interest at the rate of 5% per annum, is payable along with principal, one year from the date of issue.  On January 13, 2010, the Company made a principal payment in the amount of $500.  On June 3, 2010, the Company made a principal payment in the amount of $500.  On August 30, 2010, the Company made a principal payment in the amount of $8,000. On October 9, 2010, subsequent to balance sheet date, the Company reissued the Promissory Note under the original terms for $40,000.  On September 30, 2010, the note balance was $40,000 and accrued interest on the note was $2,079.

(e)
On November 6, 2009, the Company borrowed $300,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 120,000 shares of Class A common stock in connection with this loan. On September 30, 2010, the note balance was $300,000 and accrued interest on the note was $26,959.

(f)
On November 17, 2009, the Company borrowed $72,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 22,500 shares of Class A common stock in connection with this loan.  On September 30, 2010, the note balance was $72,000 and accrued interest on the note was $6,254.

(g)
On December 18, 2009, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share. On September 30, 2010, the note balance was $10,000 and accrued interest on the note was $811.

(h)
On December 31, 2009, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 2,000 shares of Class A common stock in connection with this loan. On September 30, 2010, the note balance was $10,000 and accrued interest on the note was $748.

(i)
On December 31, 2009, the Company borrowed $15,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 3,000 shares of Class A common stock in connection with this loan.  On September 30, 2010, the note balance was $15,000 and accrued interest on the note was $1,121.

(j)
On February 1, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On September 30, 2010, the note balance was $10,000 and accrued interest on the note was $663.

(k)
On February 14, 2010, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 4,000 shares of Class A common stock in connection with this loan.  On September 30, 2010, the note balance was $20,000 and accrued interest on the note was $1,310.

(l)
On February 13, 2010, the Company borrowed $30,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 6,000 shares of Class A common stock in connection with this loan.  On September 30, 2010, the note balance was $30,000 and accrued interest on the note was $1,891.

(m)
On February 16, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On September 30, 2010, the note balance was $10,000 and accrued interest on the note was $616.

(n)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On September 30, 2010, the note balance was $10,000 and accrued interest on the note was $613.

(o)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On September 30, 2010, the note balance was $10,000 and accrued interest on the note was $613.

(p)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On September 30, 2010, the note balance was $10,000 and accrued interest on the note was $620.

(q)
On April 16, 2010, we entered into a Securities Purchase Agreement (“SPA”) with an investor and pursuant thereto issued an 8% convertible promissory note in the amount of $85,000 that is convertible into shares of Class A Common Stock.  The loan is due in full along with accrued interest on December 1, 2010.  The Investor has the right to convert all or any part of the outstanding and unpaid principal amount, as well as the interest accrued on this note into fully paid and non-assessable shares of Common Stock.  The conversion price is sixty-seven percent of the average of the three lowest bid prices on the over-the-counter bulletin board during the 10-day period prior to the conversion. During the period commencing on the execution of the note and ending 180 days thereafter, subject to certain limitations, provided the Investor has not sent us a notice of conversion, we have the right to redeem the note for an amount equal to 150 percent of the outstanding principal amount of the note plus the interest accrued and unpaid thereon, plus certain other adjustments.  On September 30, 2010, the note balance was $85,000 and accrued interest on the note was $3,131.  Because the conversion price of this convertible note is below market price of the Company’s stock, this note is deemed to have an embedded beneficial conversion feature.  Because the conversion price is based upon the price of the Company stock and is a variable price, this conversion feature is considered a derivative liability pursuant to ASC 815-40 (note 6).  The beneficial conversion feature was valued via the Black-Scholes valuation method at $9,343 at the time the note was issued. This amount is considered a discount to the note, and is being amortized to interest expense over the life of the note.  During the three months ended September 30, 2010, the amount of $1,825 of this discount was amortized, and at September 30, 2010 the amount of unamortized discount is $7,410. The convertible promissory note balance net of discount at September 30, 2010 was $77,590.  Subsequent to the end of the third quarter of 2010, the holder of our $85,000 convertible promissory note converted $20,000 of the principal due on the note into 94, 962 shares of our common stock.

(r)
On June 15, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  On September 30, 2010, the note balance was $10,000 and accrued interest on the note was $293.

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

(t)
On September 29, 2010, the Company borrowed $80,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 8,000 shares of Class A common stock in connection with this loan.  On September 30, 2010, the note balance was $80,000 and accrued interest on the note was $44.

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

ASC 815-40 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  As disclosed in Note 5(q), during April of 2010, the Company entered into a convertible loan which contains a variable conversion price.   In accordance with ASC 815-40, this conversion option is classified as a derivative liability and was valued at $9,343.  This amount was credited to conversion option liability when the note was issued.  The conversion option liability was revalued at September 30, 2010 at $107,280, and the increase in value of $70,170 was charged to expense during the period. The estimated values of the conversion options were determined using the Black-Scholes pricing model and the following assumptions:  Expected volatility of 35% - 61%;   Expected life (years) of .63 to .17; risk free interest rate of 0.24% to 0.22%; and dividend rate of 0.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible securities. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.  Accordingly, sufficient shares are deemed available to satisfy the potential conversion of the conventional convertible notes issued prior to the convertible notes issued under the SPA during April of 2010, and these previously issued conventional convertible notes are not classified as derivatives. (see note 5(q)).

NOTE 7 – COMITTMENTS AND CONTINGENCIES

Leasing Arrangements

On December 6, 2009 the Company terminated its facility leasing agreement with the Port of Miami.  Subsequently, the Company entered into an agreement to sub-lease office space at the Port of Miami with a term expiring June 30, 2010.  The lease was prepaid in full and could be cancelled by either party with 30-days prior written notice.   The Company terminated the lease on May 1, 2010.

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

On December 1, 2009 the Company entered into an agreement to lease office space in Taipei, Taiwan with a term expiring on November 30, 2012.  During the lease term the Company shall pay a base lease rate of $198 (NT6,000) per month.  The Company does not have a provision to renew the lease at the end of the initial lease term.

Future minimum rental payments under these leases are as follows:

Year ending December 31,	2010	$4,221
	2011	17,174
	2012	7,159
		$28,554

Rent expense for leased facilities for the three months ended September 30, 2010 and 2009 was $4,221 and $9,998, respectively.

Vessel Purchase and Gaming Equipment

On September 12, 2007, the Company completed the purchase of the passenger ship m/v Atlantis, and subsequently renamed it the m/v Island Breeze.  The total costs related to the purchase of the vessel were $8,039,645.  As of September 30, 2010, the Company has paid an additional $2,036,362 in renovation costs for a total cost of $10,076,007.

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

On August 13, 2010, the Company sold some of its gaming and entertainment equipment for $250,000.  The book value of the gaming equipment sold was estimated at $644,308.  The Company realized a loss on the sale of the gaming equipment of $394,308.  We intend to retain and store the remaining gaming and entertainment equipment and furniture which we may later sell or utilize on another vessel.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the period of three months ended September 30, 2010 the Company did not engage in any new transactions that were deemed related party transactions.  During this period the Company made principal payments on loans to the Company from certain related parties in the amount of $8,000.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, and has disclosed such items herein as follows;

The holder of our $85,000 convertible promissory note referenced in Notes 5(q) and 6 converted $20,000 of the principal due on the note into 94,962 shares of our common stock.

The Company made a principal payment in the amount of $10,000 on our note payable in the amount of $101,335 referenced in Note 5 (c). The remaining balance of $91,335 was reissued under the original terms for an additional six months, and will become due on April 1, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis summarizes the significant factors affecting (1) our consolidated results of operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, and (2) our liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Report.

Principal Office

Our administrative office is located at 211 Benigno Blvd, Suite #201, Bellmawr, New Jersey, 08031. Our telephone number is 856-931-1505.

Other information

IB International has 41,797,344   shares outstanding on September 30, 2010 and 40,434,344 shares outstanding on December 31, 2009. 16,110,500 of such shares are designated as Class B common shares and the holder has the right to cast ten votes for each share held of record on all matters submitted to a vote of holders of common stock.

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

DESCRIPTION OF THE PROPERTY

Plan of Operation

We have had no revenue and have no operations.  Our efforts since our incorporation have been focused on developing operating entertainment cruise projects.  As of September 30, 2010, we owned one vessel which we expect to substantially renovate and equip with gaming, restaurant and entertainment related equipment.  On May 7, 2010, we sold the Casino Royale, one of the two vessels we owned on December 31, 2009, rather than continue to renovate it.  We retained the equipment and furniture onboard the Casino Royale for potential future sale or use on the Island Breeze or another future vessel, which would reduce the anticipated equipment costs that will be associated with the launch of the vessel.

The ports that we were previously primarily considering for the Company’s initial operations included ports in Florida and Texas.  Increasingly, we have focused on international locations and we are currently evaluating port locations primarily in East Asia for the establishment of our initial cruise operations, with a particular focus on home port locations in Taiwan, the Hong Kong Special Administrative Region of China (“Hong Kong”) and Shanghai located in mainland China. This change in location is based on our belief that the East Asian market presents greater opportunities for the initial launch of our cruise business.  In this effort, we have established a registered branch office in Taipei, Taiwan. We do not have the cash reserves required to complete the renovations of our vessel or to commence operations.  We believe that we will need at least $15,000,000 of outside funding for us to launch our first vessel and initiate our business.  We may also decide to acquire another vessel from which we may establish our initial operations, which will require an undetermined amount of outside funding to acquire and initiate our entertainment cruise operations.

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

On August 13, 2010, the Company sold some of its gaming and entertainment equipment for $250,000.  The book value of the gaming equipment sold was estimated at $644,308.  The Company realized a loss on the sale of the gaming equipment of $394,308.  We intend to retain and store the remaining gaming and entertainment equipment and furniture which we may later sell or utilize on another vessel.

Additional information about our business and prospects are contained in our Reports on Form 10-K and 10-Qs which were filed with the SEC on April 14, 2010, May 24, 2010, and August 16, 2010 respectively.

Employees

As of September 30, 2010, we had six full-time employees and an additional two individuals who were independent contractors working for us either in their individual capacities or through professional service companies controlled by them. No employee is represented by a labor union.  The Company anticipates employing additional personnel as needed for the casino, food and beverage outlets, terminal services, and the operations of the Company.

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

Our intended operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future income from operations. As of September 30, 2010, we have not generated revenues, and have experienced negative cash flow from vessel acquisition and, renovation as well as general and administrative expenses. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on terms favorable to IB International.

Results of Operations

We are a development stage company.  Since inception, our efforts have been principally devoted to the acquisition and renovation of two vessels. From inception, September 27, 2006, to September 30, 2010, we have sustained accumulated losses of $8,980,670.  Included in the loss were general and administrative expenses, impairment expense of one of our previous owned vessels, loss from the sale of some of our equipment, a charge taken from the revaluation of a conversion option liability of a convertible note as discussed in Note 6, as well as professional fees not associated with the purchase and renovation of our vessels.

General and administrative expenses amounted to $259,418 for the three months ended September 30, 2010, compared to $460,749 for the three months ended September 30, 2009, a decrease of $201,331. The decrease, is predominately due to the decrease in professional fees and travel expenses.

General and administrative expenses amounted to $1,338,639 for the nine months ended September 30, 2010, compared to $967,096 for the nine months ended September 30, 2009, an increase of $371,543. The increase in, , is predominately due to costs associated with increased consulting fees, and the costs of moving and storing equipment held for future use and / or resale as well as the costs associated with acquiring capital as disclosed in Note 5(q) and Note 6.

Other expenses amounted to $486,173 for the three months ended September 30, 2010, compared to $10,301 for the three months ended September 30, 2009, an increase of $475,872.  The increase is due to a loss from the sale of equipment, interest expense and a charge taken from the revaluation of a conversion option liability associated with a convertible note as discussed in Note 6.

Other expenses amounted to $4,610,776 for the nine months ended September 30, 2010, compared to $13,858 for the nine months ended September 30, 2009, an increase of $4,596,918.  The increase in nonoperating expenses is primarily due to an impairment in the book value of one of its vessels in the amount of $4,061,544, a loss on the sale of gaming equipment in the amount of $394,308 and a charge taken from the revaluation of a conversion option liability associated with a convertible note as discussed in Note 6.

Interest expense amounted to $21,720 for the three months ended September 30, 2010, compared to $10,301 for the three months ended September 30, 2009.  The increase is due to an increase in accrued interest on convertible and promissory notes.

Interest expense amounted to $57,073 for the nine months ended September 30, 2010, compared to $13,858 for the nine months ended September 30, 2009.  The increase is due to an increase in accrued interest on convertible and promissory notes.

Balance Sheet Discussion

As of September 30, 2010 and December 31, 2009

As of September 30, 2010, our total assets were $11,744,496, total liabilities were $1,422,517 and shareholders’ equity was $10,321,979 compared to $17,135,620, $1,546,146  and $15,589,474, respectively, as of December 31, 2009.  Current assets at September 30, 2010 were $304,357 consisting of cash and cash equivalents of $172,692 and prepaid expenses of $131,665 compared to $430,823, $77,333 and $353,490, respectively, at December 31, 2009.  Included in total assets as of September 30, 2010 are property, and equipment, net of depreciation, of $7,827 and other assets of $11,432,312 consisting of the cost of vessels we have acquired and costs related to renovations of the vessels as well as gaming/entertainment equipment not in use, compared to $8,860 and $16,695,937, respectively, for the period ending December 31, 2009 with respect to these items.

As of September 30, 2010, our total liabilities and our current liabilities were $1,422,517 consisting of notes payable to related parties of $130,000, accrued interest related parties notes payable of $10,314, convertible notes payable of $674,590, other notes payable of $101,335, accrued interest of $53,539, accounts payable of $121,205, accrued expenses of $224,254 and a conversion option liability of $107,280.   At December 31, 2009, total liabilities and current liabilities were $1,546,146 consisting of notes payable to related parties of $147,411, accrued interest related parties notes payable of $6,089, convertible notes payable of $407,000, other notes payable of $197,479, accrued interest of $13,173, accounts payable of $529,140, and accrued expenses of $245,854.

The decrease in our liabilities for the nine months ending September 30, 2010 compared to December 31, 2009 resulted from pay down of accounts payable with cash generated from the proceeds of the sale of the mv Casino Royale on May 7, 2010 and sale of gaming equipment on August 13, 2010.

The net cash used in our operating activities in the nine month period ending September 30, 2010 was $1,124,617, an increase of $496,490 from that used in the nine month period ending September 30, 2009, which net increase was affected primarily by an impairment charge incurred to adjust the book value of one of our vessels, loss on the sale of assets, increases in our net loss, prepaid expenses and accrued expenses year over year, a decrease in accounts payables year over year, and issuance of stock for services rendered in lieu of cash.

Cash and cash equivalents for the nine months ending September 30, 2010, increased by $95,359, as compared to December 31, 2009.  Net cash from investment activities in the nine month period ended September 30, 2010 was $807,031, consisting of acquisition and renovation of property and equipment and cash received from the sale of assets, which is an increase of $1,920,588 compared to the cash used in investment activities during the nine month period ended September 30, 2009.  Net cash provided by financing activities in the nine month period ended September 30, 2010 was $412,945, compared to $1,765,823 from the nine month period ended September 30, 2009, consisting of proceeds from issuance of convertible notes, loans, and issuance of common stock for cash.

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

Liquidity – General Requirements

We have funded our activities to date through capital contributions from our shareholders, short term loans, convertible notes and issuance of our common stock for services in lieu of cash.  Since our inception, September 27, 2006, thru September 30, 2010, we received $19,302,650 net of repayments in capital contributions and value of services from our shareholders, consultants and vendors.  As of September 30, 2010, we had shareholders’ equity of $10,321,979, but only $172,692 cash on hand.

Liquidity and Capital Resources

On August 13, 2010, the Company sold some of its gaming and entertainment equipment for $250,000.  The book value of the gaming equipment sold was estimated at $644,308.  The Company realized a loss on the sale of the gaming equipment of $394,308.

During September, 2010, the Company borrowed $80,000and issued a Convertible Promissory Note evidencing this loan.  The loan, plus interest at the rate of 10% per annum is payable twelve months from the dates of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.

During the period from July 1, 2010 to September 30, 2010, we issued an aggregate of 50,000 Class A common shares, valued at $0.50 per share, to a consultant as payment to implement and maintain digital advertising as well as future professional services.

The Company believes all of the issuances of securities referred to in this Note were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

As of  November 3, 2010, the Company’s aggregate obligation under promissory notes due on or before December 31, 2010 is approximately $562,000.  Of this amount, approximately $472,000 is evidenced by promissory notes which are convertible into shares of our Class A Common Stock at the option of the holder.  Approximately $230,000 of our obligations under outstanding promissory notes will become due on or between February 1, 2011 and October 9, 2011.

Subsequent to the end of the third quarter of 2010, the holder of our $85,000 convertible promissory note referenced in Notes 5(q) and 6 converted $20,000 of the principal due on the note into 94, 962 shares of our common stock.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred losses from operations of $745,591 and $471,050 for the three months ended September 30, 2010 and 2009, respectively and $5,949,415 and $980,954 for the nine months ended September 30, 2010 and 2009, respectively and $8,980,670 from inception (September 27, 2006) through September 30, 2010. In addition, the Company’s current liabilities exceed its current assets by $1,118,160  as of September 30, 2010. These factors among others, including the Company’s current cash position, which was $172,692 as of September 30, 2010, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time absent the infusion of substantial additional capital.

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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer, and our Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and our former Chief Financial Officer, to allow timely decisions regarding required disclosure.  There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting and therefore no corrective actions were taken.

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

ISLAND BREEZE INTERNATIONAL, INC.

Date: November 15, 2010	By:	/s/ Bradley T. Prader
Bradley T. Prader President and Chief Executive Officer

	By:	/s/ Steven G. Weismann
Steven G. Weismann Chief Financial Officer