Form 10-K
period 2010-12-31
ISLAND BREEZE INTERNATIONAL, INC.
filed 2011-04-15
CIK 1419886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of March 28, 2011, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $1,225,937, based upon a closing sale price of $0.18 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 28, 2011, the registrant had outstanding 26,537,760 shares of Class A Common Stock and 16,110,500 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

The Company’s activities since the closing of the Share Exchange have been focused on developing entertainment (including gaming) cruises to nowhere, the development of which is the historic business of IBI.  As of December 31, 2010, the Company owned one vessel, which it expects to substantially renovate and equip with gaming, restaurant and entertainment related equipment. On May 7, 2010, the company sold the Casino Royale, which it had previously owned.  The company is currently evaluating port locations in East Asia and the United States for the establishment of its initial cruise operations.

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

Item 1.       Business.

Overview

IBI was incorporated under the laws of the Cayman Islands as an exempt company on September 27, 2006.  We have had no revenue and have no operations.  Our efforts since our inception have been focused on developing and operating entertainment day cruises.  We own one vessel, which we expect to substantially renovate and equip with gaming, restaurant and entertainment related equipment.  The ports that we were originally considering for the Company’s initial operations included ports in Florida and Texas.  Although we continue to evaluate ports in the United States, including those located in South Carolina, increasingly, we have focused on international locations and we are evaluating port locations primarily in East Asia for the establishment of our initial cruise operations, with a particular focus on home port locations in the Hong Kong Special Administrative Region of China and Taiwan.  This change in location is based on our belief that the East Asian market presents significant opportunities for the initial launch of our cruise business.  In this effort, we have established a registered branch office in Taipei, Taiwan. We contemplated opening a representative office in Shanghai, which is located in mainland China, however, we have recently decided to delay our efforts in mainland China until operations are first established in Hong Kong or Taiwan.

We do not have the cash reserves required to complete the renovations of our vessel or to commence operations.  We believe that we will need at least $12,000,000 of outside funding for us to launch our vessel and initiate our business. We may also decide to acquire another vessel from which we may establish our initial operations, which will require an undetermined amount of outside funding to acquire and initiate our entertainment cruise operations.

We currently expect to renovate the m/v Island Breeze (the “Island Breeze”), a 410 foot vessel currently located in Greece which we acquired on September 12, 2007.  After renovations are complete, we expect the Island Breeze to have a passenger capacity of approximately 1,000 passengers.  Further, we expect that after the completion of renovations, the Island Breeze will feature a full service a la carte and buffet restaurant, sport bar, a VIP lounge, showroom, and a full casino complete with slot machines and table games, although the final configuration may vary.  Upon completion of renovations of the Island Breeze, we intend to place the Island Breeze in service and establish our planned entertainment cruise operation from a yet to be determined port location.   If our initial operations are located in East Asia, we may decide to acquire another vessel from which we can commence our initial operations.  It would be anticipated that such a vessel will have a sufficient number of cabins to accommodate passengers on overnight or multi-day cruises versus the shorter duration cruises that can be operated by the Island Breeze.

Acquisitions

On September 12, 2007, the Company completed the purchase of the passenger ship m/v Atlantis, and subsequently renamed it the m/v Island Breeze.  The total costs related to the purchase of the vessel were $8,039,645.  As of December 31, 2010, the Company has paid an additional $2,106,428 in renovation costs for a total cost of $10,146,073.

The m/v Island Breeze is currently moored in Elefsina Bay, near Piraeus, Greece.  We estimate that the full scale renovation of the Island Breeze will cost an additional $5,750,000  and will take approximately three months from the commencement of full scale renovations, which will occur after the required financing is secured.  Additionally, we anticipate that we will incur an additional $2,600,000 of costs related to the purchase and installation of gaming equipment, IT equipment, and other furniture, fixtures & equipment.  However, we believe that such costs can be reduced if we were to utilize, in part or in whole, the gaming equipment, IT equipment, and other furniture and fixtures which had been onboard the Casino Royale, which the book value of our remaining equipment on December 31, 2010 was $687,343.  Further, we will continue to incur additional carrying costs related to the Island Breeze while we seek to secure the financing necessary to renovate and refit the vessel.  We may modify the scope of the renovations if we are unable to secure the financing we require to complete the contemplated renovations.

On May 23, 2008, the Company acquired the m/v Casino Royale from Catino, S.A.  The total costs related to the purchase of the vessel were $4,622,164.  On May 7, 2010 we sold the Casino Royale for $1,970,815, which net of various adjustments including relocation expenses, resulted in us realizing $887,000.  The sale excluded all gaming and entertainment equipment and furniture located on board the Casino Royale, which we believe had a current value of approximately $2,000,000.

On August 13, 2010, the Company sold some of its gaming and entertainment equipment, which had been located on the Casino Royale, for $250,000.  We estimated the book value of the gaming equipment sold at $644,308.  We realized a loss on the sale of the gaming equipment of $394,308.

On December 29, 2010, the Company sold additional gaming and entertainment equipment for $226,090. The book value of the gaming equipment sold was $668,349.  We realized a loss on the sale of the gaming equipment of $442,259.

The book value of our remaining equipment on December 31, 2010 was $687,343. We intend to retain and store the remaining gaming and entertainment equipment and furniture which we currently own although we may later sell or utilize it on another vessel.

Business Strategy

We expect to offer round trip entertainment cruises, including cruises-to-nowhere, with anticipated cruise durations between six to ten hours per cruise.  Following renovation of the Island Breeze, we expect to offer our customers a full entertainment experience featuring a full service a la carte and buffet restaurant, sport bar, a VIP lounge, showroom, and a full casino complete with slot machines and table games, although the final configuration may vary.  We may modify the scope of the renovation if we are unable to secure the financing we require to complete the contemplated renovations.

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

East Asian Market

We originally contemplated initiating operations in the United States and were exploring the Texas and Florida markets.  Although we continue evaluate ports in the United States, including those located in South Carolina, we have been revaluating this strategy and believe that the East Asian market may provide significant opportunities for the initiation and expansion of our business. In particular, we are focusing on home port opportunities in Hong Kong and Taiwan.  In this regard we have established a registered branch office in Taipei, Taiwan.  We believe that the East Asian market offers opportunities for maximizing return on investment of our existing facilities and of generating profits.  We note however that we are continuously reevaluating our business strategy due to the changes in market conditions and other factors and may focus on markets in South Carolina, Florida, Texas or other locations in the future.

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

There is no assurance that we will be able to successfully compete with existing or expanded entertainment cruises, land based or vessel based gaming operations within the East Asian market, or the State of South Carolina, Florida, Texas, or other states.  Some of the companies that own or run competing entertainment and/or gaming operations enjoy superior capitalization, name recognition, licensing and existing market share.  In additional to gaming based competition, we will also compete with non-gaming entertainment activities, including, but not limited to, short term cruises, resort attractions, various sports activities, and numerous other recreational activities.  There is no assurance that we will be able to successfully compete with such other activities.

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

The Island Breeze and any other vessels which we may operate in the future must comply with various international and country coast guard and port authority requirements as to ship design, on-board facilities, fire safety, equipment, personnel and general safety.  In addition, we are subject to certain federal, state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses, such as the Clean Air Act, the Clean Water Act, and other environmental rules and regulations.  The coverage and compliance costs associated with these laws, regulations and ordinances will result in additional costs to our operations in the future.

The vessel we own now and the vessels we may own in the future are subject to the provisions of SOLAS 74, which was adopted in 1974 by the International Maritime Organization, a specialized agency of the United Nations that is responsible for measures to improve the safety and security of international shipping, and to prevent marine pollution from ships. SOLAS 74 is the current basic safety standard for all ships engaged in international service.  The Convention was substantially amended in 1992 and 2000 in order to upgrade and improve shipboard fire safety standards.  The amendments are applicable to all passenger ships engaged in international service, including retroactively to those ships that were built prior to 1980. Under the amendments, full compliance with SOLAS 74 standards is to be phased in and implemented over time and completed no later than October 1, 2010.  By that date, passenger ships must comply with the final phase of the implementation of the SOLAS 74 amendments, most notably, requirements that no combustible material is used in ships’ structures and that certain other interior structure and space standards are met. The precise nature and scope of necessary work maybe determined in conjunction with the ship’s classification society.  Upon completion of the planned renovations, our vessels will be in compliance with the current SOLAS 74 requirements including those that were required to be completed by October 1, 2010.

Although the Company is currently focusing on establishing its initial cruise operations in East Asia, the Company may in the future decide to pursue opportunities in the United States, including the State of South Carolina, Florida and Texas, where we were initially focused.  The rules and regulations in the United States vary from state to state.  The effect of  amendments  in 1994 to the Federal  Gambling Ship Act and in 1992 to the  Federal Johnson Act, was to repeal the prior prohibition under Federal law of gambling aboard ships making coastal voyages beyond the jurisdiction of state territorial waters (three miles on eastern coast of the United States and nine miles within the Gulf of Mexico), and to permit individual states to enact laws regulating or prohibiting gambling aboard ships making coastal voyages from ports located in such states.

Many states in the United States have introduced legislation which would prohibit or restrict gaming aboard ships making costal voyages from ports located in their states.  For example, from time to time in prior years, bills have been introduced in the Florida legislature which if enacted, would prohibit coastal gaming cruises from Florida ports.  No such bills have been enacted and no such bill is currently pending.  There is a risk that the State of South Carolina, Florida, Texas and municipalities in Eastern Asia or other jurisdictions may at some future date regulate or prohibit the coastal cruise gaming business.  In addition, the United States government or Asian nations could enact regulations or prohibit coastal gaming cruises.

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

Renovations, Materials, Research and Development, Environmental Laws, Intellectual Property and Independent Contractors

We currently own one vessel and expect to renovate it.  We believe the materials necessary for the renovations, the subcontractors who will complete the renovations, and the materials for the operation of the business thereafter are readily available.  We expect to utilize the services of a shipyard and subcontractors with respect to the renovation of the vessels.  We have not incurred research and development expenses to date, but we have expended approximately $100,000 since September, 2006 in demographical studies and analysis to evaluate potential markets and ports from which to initiate operations.  We have no patents, trademarks, labor contracts and similar items.  We may engage independent contractors with regard to the certain services and amenities contained on our vessels.  We do not expect to incur any material expenses, other than routine maintenance, in order to comply with applicable environmental laws.  However, we are subject to various international, federal, state and local laws and regulations that may or will govern our operations and our ships, including emissions and discharges into the environment, and the handling and disposal of hazardous and non-hazardous substances and wastes. If an accident resulting in a discharge of fuel or other hazardous material were to occur, we would be liable for costs related to corrective action or environmental cleanup, penalties and/or the imposition of other liabilities or restrictions.

Employees

As of March 31, 2011, we had six full-time employees and an additional two individuals who were independent contractors working for us either in their individual capacities or through professional service companies controlled by them. No employee is represented by a labor union.  We anticipate employing additional personnel as needed for the casino gaming floor, food and beverage outlets, terminal services, and the operations of the vessel and the Company.

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

RISKS RELATED TO OUR FINANCIAL CONDITION

WE NEED SIGNIFICANT INFUSIONS OF ADDITIONAL CAPITAL, WHICH MAY RESULT IN DILUTION TO OUR SHAREHOLDERS’ OWNERSHIP AND VOTING RIGHTS IN OUR COMPANY.

Based upon our current cash reserves and forecasted operations, we believe that we will need at least $12,000,000 of outside funding for us to launch our vessel and initiate our business.  We may also decide to acquire another vessel from which we may establish our initial operations, which will require an undetermined amount of outside funding to acquire and initiate our entertainment cruise operations.

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

We were organized in September, 2006 and have had no operations since our inception from which to evaluate our business and prospects. Most of our activities have been centered on the acquisition and renovation of two vessels, the Island Breeze and the Casino Royale (which we subsequently sold) and related financing and other start-up activities.  We have had no revenue to date.  There can be no assurance that our future proposed operations will be implemented successfully or that we will ever have profits. If we are unable to commence and sustain our operations, our shareholders may lose their entire investments. We face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with initiating operations, including capital requirements and managements’ potential underestimation of initial and ongoing costs. As a new business, we may encounter delays and other problems.  We also face the risk that we will not be able to effectively implement our business plan. In evaluating our business and prospects, these issues should be considered. If we are not effective in addressing these risks, we will not operate profitably or perhaps at all and we may not have adequate working capital to meet our obligations as they become due.

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

WE WILL INITALLY DEPEND ON ONLY ONE VESSEL TO CONDUCT OUR OPERATIONS.

Assuming we are able to secure the funding required to complete renovations of the Island Breeze, to purchase the necessary equipment and to commence initial operations, our initial operations will be entirely reliant upon the success of the entertainment cruise operations one vessel, either of the Island Breeze, or another vessel which we deem more suited for our planned operations.  Any disruption of the operations of that vessel would have a substantial negative impact on our business.  While we will maintain casualty insurance to protect us against damage and loss of this vessel and the related equipment, any material damage to, or loss of, the vessel due to fire, extreme weather, flooding or other causes, would have a material adverse effect on our financial condition, business, and prospects.

WE HAVE NOT SELECTED AND FINALIZED NEGOTIATIONS WITH RESPECT TO THE INITIAL PORT FROM WHICH OUR ENTERTAINMENT CRUISES WILL OPERATE AND THE FAILURE TO SELECT OUR INITIAL PORT AND SUCCESSFULLY NEGOTIATE THE TERMS OF OCCUPANCY COULD HAVE AN ADVERSE AFFECT ON OUR BUSINESS.

Although we continue to evaluate ports in the United States, including those located in South Carolina, we have focused on international locations and we are currently evaluating port locations in East Asia from which we may initiate our entertainment cruise operations.  This strategy is subject to change.  While we have had preliminary negotiations, we have not yet negotiated the final terms of occupancy for any vessel at any port.  In the event we are unable to secure an appropriate port from which to commence our initial operations or we are unable to successfully negotiate favorable agreements with respect to the occupancy at the port we ultimately select, our business will be adversely affected.

PROBLEMS WE INCUR WITH RESPECT TO THE RENOVATION OF OUR VESSEL WILL ADVERSELY AFFECT OUR PROSPECTS AND RESULTS OF OPERATIONS.

Our initial business plan is now founded on the renovation of the Island Breeze and/or the purchase and renovation of another vessel which we deem more suited for our planned operations.  We cannot commence operations until the renovations are complete and our future prospects will depend on completing the renovations.  We are subject to the risks inherent in substantial construction projects including, contract issues and negotiations with others who will renovate the vessels, the quality of the work performed, delays caused by unavailability of contractors, cost overruns, poor workmanship, and may other risks.  Our prospects will be negatively affected should any of these problems occur.

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

We expect to compete with a variety of vacation activities in the United States and/or East Asia, including in some locations other entertainment cruise operations, short-term cruises, resort attractions, sporting and other recreational activities.  In the future, we expect significant competition as:

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

OUR COMMON STOCK IS QUOTED ON THE OTC MARKETS WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our Common Stock is quoted on the OTC Market (www.OTCMarkets.com), as within OTC Market Tier “OTCQB”.  Trading of securities quoted on the OTC Markets is significantly more limited market than securities traded on the New York Stock Exchange or Nasdaq system.  The quotation of our shares on the OTC Markets may result in a less liquid market available for existing and potential stockholders to trade shares of our Common Stock, could depress the trading price of our Common Stock and could have a long-term adverse impact on our ability to raise capital in the future.

THERE IS LIMITED LIQUIDITY OF SECURITIES QUOTED ON THE OTC MARKETS.

When fewer shares of a security are being traded, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our Common Stock, there may be a lower likelihood of one's orders for shares of our Common Stock being executed, and current prices may differ significantly from the price one was quoted at the time of one's order entry.

OUR COMMON STOCK IS THINLY TRADED, SO YOU MAY BE UNABLE TO SELL AT OR NEAR ASKING PRICES OR AT ALL IF YOU NEED TO SELL YOUR SHARES TO RAISE MONEY OR OTHERWISE DESIRE TO LIQUIDATE YOUR SHARES.

Currently our Common Stock is quoted on the OTC Market, within OTC Market Tier “OTCQB”, and the trading volume existing or that will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC Pink Sheet stocks and certain major brokerage firms restrict their brokers from recommending OTC Pink Sheet stocks because they are considered speculative, volatile and thinly traded. An established active trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded.

The trading volume of our Common Stock has been and may continue to be limited and sporadic. As a result of such trading activity, the quoted price for our Common Stock on the OTC Market may not necessarily be a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our Common Stock and as a result, the market value of our Common Stock likely would decline.

THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE, AND A SHAREHOLDER'S INVESTMENT IN OUR COMMON STOCK COULD SUFFER A DECLINE IN VALUE.

There could be significant volatility in the volume and market price of our common stock, and this volatility may continue in the future. Our common stock is quoted on the OTC Markets and there is a greater chance for market volatility for securities that are quoted on the OTC Markets as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, general trends relating to the gaming and cruise industries, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

A LARGE NUMBER OF SHARES OF COMMON STOCK WILL BE ELIGIBLE FOR FUTURE SALE AND MAY DEPRESS OUR STOCK PRICE.

Our shares that are eligible for future sale may have an adverse effect on the price of our stock. As of March 28, 2011, there were 26,537,760 shares of our Class A Common Stock outstanding. A significant percent of these shares are eligible to be traded (a significant portion of which will be subject to certain volume limitations).  Trading of our common stock began in March, 2009 and the average daily trading volume has been very low.  Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Item 4.       [Removed and Reserved]

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock was authorized to trade on March 20, 2009 on the over-the-counter market with quotations available on the OTC Electronic Bulletin Board under the symbol "GPNT" on the Over-the-Counter Bulletin Board Electronic Quotation System maintained by the Financial Industry Regulatory Authority (“FINRA”). Trading commenced on March 23, 2009. Prior to March 23, 2009, there was no public trading market for our Common Stock.  Our Common Stock now trades on the OTC Market- Market Tier OTCQB.

The following table sets forth the range of high and low bid quotations of our common stock for the periods indicated. The information contained in the table was obtained from Bloomberg Financial Services. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions, and may not represent actual transactions.  Our ticker symbol has been changed to “IBII”.

2009 Quarter Ended	High	Low

December 31, 2009	$0.70	$0.15
September 30, 2009	0.78	0.25
June 30, 2009	1.25	0.00
March 31, 2009	0.00	0.00

2010 Quarter Ended	High	Low

December 31, 2010	$0.64	$0.21
September 30, 2010	0.64	0.25
June 30, 2010	0.99	0.47
March 31, 2010	0.99	0.50

2011 Quarter Ended	High	Low

March 31, 2011	$0.25	$0.11

Security Holders

On the close of business on March 28, 2011, there were 26,537,760 shares of our Class A Common Stock outstanding, which were held of record by approximately 97 stockholders, not including persons or entities that hold the stock in nominee or "street" name through various brokerage firms. As of such date there were 16,110,500 shares of our Class B Common Stock outstanding which were held of record by one stockholder.

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

Securities Authorized for Issuance Under Equity Compensation Plans

In July, 2009, the Company’s shareholders approved the 2009 Stock Incentive Plan (the “Plan”) which provides for awards including non-qualified stock options, common stock, restricted stock, divided equivalent rights and stock appreciation rights for its officers, employees, consultants and directors in order to attract and retain such individuals and to enable them to participate in the long-term success and growth of the Company.  There are 5,000,000 shares of Class A Common Stock reserved for distribution under the Plan. Stock options that may be granted under the Plan will generally be granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant, and will vest and expire at such time as the administrator, currently the Company’s Board of Directors, may determine.

Subject to the terms of the Plan, the plan administrator, currently the Company’s Board of Directors, shall determine the provisions, terms, and conditions of each award including, but not limited to, the vesting schedules, repurchase provisions, rights of first refusal, forfeiture provisions, form of payment (cash, shares, or other consideration) upon settlement, payment contingencies, performance criteria for vesting and other matters.  During the fiscal year ended December 31, 2010 the Company awarded 235,000 shares of Class A Common Stock under the Plan.  On December 31, 2010 there are 4,765,000 shares are available for issuance under the Plan.

Sales of Unregistered Securities

We sold the securities listed below during the fourth quarter of 2010 without registering the securities under the Securities Act of 1933.

During November, 2010, we sold to an investor 200,000 Class A Common shares for $0.50 per share for cash and realized total proceeds of $100,000.

During October, 2010, a holder of our promissory note, with an outstanding principal balance of $85,000, converted $20,000 of the principal due on this note into an aggregate of 94,764 Class A Common shares at a conversion price of $0.21 per share.

During November, 2010, a holder of our promissory note, with an outstanding principal balance of $65,000, converted $20,000 of the principal due on this note into 130,422 Class A Common shares at a conversion price of $0.15 per share.

During December, 2010, a holder of our promissory note, with an outstanding principal balance of 45,000, converted $15,000 of the principal due on this note into 89,552 Class A Common shares at a conversion price of $0.17 per share.

During October, 2010, we issued 5,000 Class A Common shares valued at $0.64 per share in connection with the extension by the holder of the maturity date of our promissory note in the amount of $91,335.

During November, 2010, we issued 15,000 Class A Common shares valued at $0.30 per share in connection with the extension by the holder of the maturity date of our convertible promissory note in the amount of $330,904.

During November, 2010, we issued 15,000 Class A Common shares valued at $0.33 per share in connection with the extension by the holder of the maturity date of our convertible promissory note in the amount of $72,000.

During November, 2010, we issued 3,000 Class A Common shares valued at $0.28 per share in connection with the purchase by an investor of our convertible promissory note in the amount of $25,000.

During December, 2010, we issued 2,500 Class A Common shares valued at $0.24 per share in connection with the purchase by an investor of our convertible promissory note in the amount of $25,000 which we described in Note 8(u).

There were no brokerage commissions, underwriter’s discounts or similar items paid with respect to any of the aforementioned issuances of securities.

The Company believes all of the issuances of securities referred to in this Note were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

We sold the securities listed below during the first quarter of 2011 without registering the securities under the Securities Act of 1933.

During January, 2011, a holder of our promissory note, with an outstanding principal balance of $30,000, converted $30,000 of the principal and $4,233 in accrued interest due on this note into 267,399 Class A Common shares at a conversion price of $0.13 per share.

On February 10, 2011, we borrowed $20,000 from an Officer of the Company and issued a convertible promissory note payable twelve months from the date of issue. On or before the maturity date, upon written notice to the Company, the lender may elect to convert the principal amount of this Note into Class A Common shares at a conversion price of $0.25 per share.

On February 15, 2011, the Company borrowed $50,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share.  The Company also issued 2,500 shares of Class A common stock in connection with this loan for origination fee.

On February 15, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share.  The Company also issued 250 shares of Class A common stock in connection with this loan.

On February 15, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share.  The Company also issued 250 shares of Class A common stock in connection with this loan.

On February 15, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share.  The Company also issued 250 shares of Class A common stock in connection with this loan.

On February 15, 2011, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.

On February 16, 2011, the holder of our $10,000 convertible promissory note converted $4,000 of principal and $1,084 of accrued interest due on the note into 28,246 shares of Class A common stock.  We paid the lender $6,000 of remaining principal due to satisfy the loan.

On February 25, 2011, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.

On March 25, 2011, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.

On March 28, 2011, the Company borrowed $50,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.

On March 29, 2011, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.

On March 31, 2011, a holder of our promissory note, with an outstanding principal balance of $10,000, converted $10,000 of the principal and $1,310 in accrued interest due on this note into 75,400 Class A Common shares.

Except as set forth above, there were no brokerage commissions, underwriter’s discounts or similar items paid with respect to any of the aforementioned issuances of securities.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

During the  fiscal year ended December 31, 2010, the following officers of the Company or “affiliate purchasers” (as defined in Rule 10b-18(a) (3) under the Exchange Act) purchased shares of our Class A Common Stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

Bradley T. Prader, CEO, purchased 14,200 shares via the publicly traded markets at an average price of $0.31 per share.

Michael C. Hovdestad, CLO, purchased 18,100 shares via the publicly traded markets at an average price of $0.31 per share.

Steven G. Weismann, CFO, purchased shares 36,555 via the publicly traded markets at an average price of $0.26 per share.

These purchases were made by the above mentioned individual persons and were not purchased as part of a publicly announced plan or program.

Item 6.       Selected Financial Data

As a smaller reporting Company, we are not required to provide the information required by the item.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion of our results of operation constitutes management’s review of the factors that affected our financial and operating performance for the years ended December 31, 2010 and 2009.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

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

We may decide to acquire another vessel from which we can commence our initial operations.  It is anticipated that such a vessel will have a sufficient amount of cabins to accommodate passengers on overnight or multi-day cruises versus the shorter duration cruises that can be operated by the Island Breeze.

Results of Operations

We are a development stage company.  Since inception, our efforts have been principally devoted to the acquisition and renovation of two vessels to be used in its entertainment cruise business. From inception, September 27, 2006, to December 31, 2010, we have sustained accumulated losses of $9,660,916.  Included in the loss were general and administrative expenses,  professional fees not associated with the purchase and renovation of our vessels, as well as losses recognized upon the sale of the Casino Royale and the subsequent sale of gaming equipment removed from the vessel prior to the sale.

Balance Sheet Discussion

As of December 31, 2010 and 2009

As of December 31, 2010, our total assets were $11,185,877, total liabilities were $1,343,021 and shareholders’ equity was $9,842,856 compared to $17,135,620, $1,546,146 and $15,589,474, respectively, as of December 31, 2009.  Current assets at December 31, 2010 were $345,224 consisting of cash and cash equivalents of $49,635, prepaid expenses of $102,899 and other receivables of $192,690 compared to $430,823, $77,333, $353,490 and $0, respectively, for the period ending December 31, 2009.  Included in total assets as of December 31, 2010 are property, and equipment, net of depreciation, of $7,237 and other assets of $10,833,416 consisting of the cost of vessel we have acquired and costs related to renovations of the vessel as well as gaming/entertainment equipment not in use, compared to $8,860 and $16,695,937, respectively, for the period ending December 31, 2009 with respect to these items.

As of December 31, 2010, our total liabilities and our current liabilities were $1,343,021 consisting of officer loans and notes payables and other loans in the amount of $186,335, accounts payable of $196,835, convertible notes payable of $707,904, accrued interest of $38,778, conversion option liability of $18,202, and accrued expenses of $194,967 compared to total and current liabilities of $1,546,146, officer loan and notes payables  of $344,890, accounts payable of $529,140, convertible notes payable of $407,000, accrued interest of $19,262, conversion option liability of $0, and accrued expenses of $245,854, for the period ending December 31, 2009.  The significant decrease in our liabilities in 2010 compared to 2009 resulted from the pay down of accounts payable and accrued expenses.

The net cash used in our operating activities in the twelve-month period ended December 31, 2010 was $1,318,221, an increase of $654,018 from that used in the twelve-month period ended December 31, 2009, which net increase was affected by increases in our net loss year over year, as well as our pay down of accounts payable and accrued expenses.

Cash and cash equivalents as of December 31, 2010 decreased by $27,698, as compared to December 31, 2009.  Net cash from investment activities in the twelve-month period ended December 31, 2010 was $772,578, consisting funds used in the acquisition and renovation of property and equipment, as well as proceeds from the sale of equipment, a net increase  of $1,960,815 compared to the cash used in investment activities during the twelve-month period ended December 31, 2009. Net cash from financing activities in the twelve-month period ended December 31, 2010 was $517,945, compared to $1,870,757 from the period ended December 31, 2009, consisting of proceeds from issuance of convertible notes, loans, and capital contributions.

Our capital expenditure plan for 2010 is estimated to approximate $27,000,000 to facilitate our renovation plan, purchase of gaming equipment, hiring of additional personnel, terminal improvements, marketing, working capital reserves, and general corporate purposes.  We require additional financing to continue.  The Company expects financing will be supplied by additional capital contributions from the Company’s shareholders, long-term debt, the sale of securities or a combination thereof.  There can be no assurance that financing from such sources or from any sources will be available to us.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements the Company incurred losses from operations of $6,629,661  and $1,623,928 for the years ended December 31, 2010 and 2009, respectively and $9,660,916 from inception (September 27, 2006) through December 31, 2010. In addition, the Company’s current liabilities exceed its current assets by $997,797, as of December 31, 2010. These factors among others, including the Company’s current cash position, which was $49,635 as of December 31, 2010, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time absent the infusion of substantial additional capital.

Liquidity and Capital Resources

We have funded our activities to date through capital contributions from our shareholders, short term loans, convertible notes and issuance of our common stock.  Since our inception, September 27, 2006, thru December 31, 2010, we received $18,986,795 in capital contributions from our shareholders.  As of December 31, 2010, we had shareholders’ equity of $9,842,856, but little cash on hand.

On January 6, 2010, the Company entered into a drawdown equity financing agreement and registration rights agreement with Auctus Private Equity Fund, LLC (“Auctus”).  Under the terms of the agreement, Auctus has committed, subject to certain conditions, to purchase up to $10 million of the Company’s Class A Common stock over a term of three years.  Although the Company is not obligated to sell shares under  the equity financing facility, the Financing Agreement gives the Company the option to sell Auctus Class A Common Shares at a per share purchase price of equal to 95% of the lowest closing bid price during the five trading days following the Company’s deliver of  notice to Auctus (the “Notice”).  At its option, the Company may set a floor price under which Auctus may not sell the shares which were the subject of the Notice.  The maximum number of shares of Class A Common Stock that the Company can include in any Notice is the greater of: (i) shares with a purchase price of $150,000 or (ii) 200% of the average daily trading volume based on ten days preceding the drawdown notice date.  During our fiscal year ending December 31, 2010, the Company has not utilized this equity financing facility and may decline to utilize said facility in the future.

On April 16, 2010, we entered into a Joint Venture and Investment Agreement (the “JV Agreement”) and a Securities Purchase Agreement (the “SPA”), with an investor (the “Investor”).  Pursuant to the JV Agreement and the SPA, the Investor agreed to acquire 1,200,000 shares of our Class A Common Stock at a price of $0.50 per share, for a total of $600,000 (the “Stock Purchase”).  Pursuant to the JV Agreement, we agreed to form a new subsidiary (the “Subsidiary”), in a foreign jurisdiction to be determined, through which we expected to acquire and operate a vessel.  The Investor also agreed to lend the Subsidiary $14,400,000 in two tranches.  The first tranche, in the amount of $1,400,000, was expected to be funded shortly after the agreements were executed (the “First Tranche Loan”).  The initial funding did not occur as we anticipated.  The second tranche, in the amount of $13,000,000, was to be placed in escrow upon the entering into an agreement to purchase a suitable vessel, and to be released not later than the day we acquired the vessel.    There have been ongoing discussions between the Company and the Investor since the end of September, 2010 and, on November 9, 2010, the parties amended the SPA and the JV Agreement to establish specific dates by which the Investor would consummate the Stock Purchase and fund the First Tranche Loan. Under the amendment to the SPA, the Investor was required to fund the $600,000 purchase price with respect to the Stock Purchase as follows: $50,000 on or before November 12, 2010; $50,000 on or before November 19, 2010; $50,000 on or before December 3, 2010; and $450,000 on or before December 15, 2010. Under the amendment to the JV Agreement, the Investor was required to fund the $1,400,000 First Tranche Loan on or before December 31, 2010.  During our fiscal year ending December 31, 2010, we received $100,000 of the $600,000 required for the Stock Purchase.  We are continuing discussions with the Investor with regards to its ability to satisfy its commitments under the SPA and the JV Agreement and have determined that, at the present time, it is in our best interest to continue these negotiations.

We have three short term loans outstanding totaling an aggregate of $85,000 which we owe to the officers of the Company.  The loans bear interest at the rate of 5% annum with initial due dates of December 1 and December 5, 2009. On the respective due dates, the loans (including accrued interest), were extended for two consecutive one-year periods at the stated interest rate.  On November 16, 2010, the Company made a principal payment of $5,000 to a holder of one of the notes.  On February 18, 2011 the Company paid an officer $22,135 as payment in full for one of the loans which included principal of $20,000 and accrued interest of $2,135. On December 31, 2010, the aggregate balance due on these notes were $94,275, which includes outstanding principal and accrued interest.

On June 4, 2009, we borrowed $50,000 and issued a promissory note to a lender affiliated with one of our directors.  The promissory note provides for interest at the rate of 5% per annum and is payable along with principal, sixty days from date of issue.  On August 5, 2009 we reissued the promissory note under the original terms, for $50,411, which included the original principal plus accrued interest.  We also issued 10,000 shares of Class A common stock in connection with this loan.  The promissory note was payable 60 days from date of issue.  On October 13, 2009, we made a principal payment of $17,000 and reissued the promissory note under the original terms for $33,797, which included the remaining principal plus accrued interest.  The promissory note is payable 60 days from date of issue.  On November 10, 2009 and December 4, 2009, respectively, we made principal payments on this note of $17,000 and $8,000, respectively.  On December 31, 2009 the balance due on this note was $9,072, which includes outstanding principal and accrued interest.  On April 23, 2010, the Company paid the lender $9,104, which satisfied the amount owned on the loan.

On June 18, 2009, we borrowed $250,000 and issued a promissory note evidencing the loan.  This loan, plus interest at the rate of 12% per annum was payable 90 days from the date of issue.  We also issued 25,000 shares of Class A common stock in connection with this loan.  On September 17, 2009 we reissued the promissory note under the original terms, for $227,479, which included the original principal amount less a $30,000 principal repayment, plus accrued interest.  The promissory note is payable 90 days from date of issue.  We also issued 25,000 shares of Class A common stock in connection with the extension of this loan.  On December 17, 2009, we reissued the promissory note under the original terms, for $200,788, which included the original principle amount less a $30,000 principal repayment, plus accrued interest.  The promissory note is payable 104 days from date of issue.  We also issued 5,000 shares of Class A common stock in connection with the extension of this loan.  During the period of January 1 thru December 31, 2010, we paid an aggregate of $146,000 in principal, $7,852 in accrued interest and issued 5,000 shares of Class A common stock in connection with this loan.  On December 31, 2010, the balance due on this note was $63,756, which includes outstanding principal and accrued interest.

On October 9, 2009, we borrowed $49,000 and issued a promissory note to Olympian Cruises, LLC. The promissory note provides for interest at the rate of 5% per annum and is payable along with principal, one year from the date of issue.  During the period of January 1 thru December 31, 2010, we paid an aggregate of $9,000 in principal in connection with this loan.  On December 31, 2010, the balance due on this note was $42,583, which includes outstanding principal and accrued interest.

On November 6, 2009, we borrowed $300,000 and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  Pursuant to the terms of this note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.50 per share.  We also issued 120,000 shares of Class A common stock in connection with this loan. On November 17, 2010, we reissued the note under the original terms, for $330,904, which included the original principal amount and accrued interest of $30,904.  The reissued note matures on February 28, 2011.  We also issued 15,000 shares of Class A common stock in connection with the extension of this loan.  On the maturity date, the Company tried to contact the lender to request an extension of the due date.  As of the date of this report the Company has not received a reply from the lender.  On December 31, 2010, the balance due on this note was $334,893, which includes outstanding principal and accrued interest.

On November 17, 2009, we borrowed $72,000 and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  Pursuant to the terms of this note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.50 per share.  We also issued 22,500 shares of Class A common stock in connection with this loan. On November 23, 2010, we reissued the note in the amount of $72,000, at an interest rate of 12% per annum, and payable on February 23, 2011.  We also paid $7,318 in accrued interest and issued 15,000 shares of Class A common stock in connection with the extension of this loan.  On March 4, 2011, we reissued the note in the amount of $72,000, payable on May 31, 2011, and issued 30,000 shares of Class A common stock in connection with the extension of this loan.  On December 31, 2010, the balance due on this note was $72,901, which includes outstanding principal and accrued interest.

On December 18, 2009, we borrowed $10,000 and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.50 per share.  On the maturity date, the Company tried to contact the lender to request an extension of the due date.  As of the date of this report the Company has not received a reply from the lender.  On December 31, 2010, the balance due on this note was $11,063, which includes outstanding principal and accrued interest.

On December 31, 2009, we borrowed $10,000 and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.50 per share.  We also issued 2,000 shares of Class A common stock in connection with this loan. On February 11, 2011, we reissued the note in the amount of $10,000, payable on September 30, 2011, and issued 1,000 shares of Class A common stock in connection with the extension of this loan.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.25 per share.  On December 31, 2010, the balance due on this note was $11,000, which includes outstanding principal and accrued interest.

On December 31, 2009, we borrowed $15,000 and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.50 per share.  We also issued 3,000 shares of Class A common stock in connection with this loan.  On the maturity of the loan, the lender verbally agreed to extend the note on a month-to-month basis on the current terms until such time as the Company has sufficient cash liquidity to satisfy the obligation in full.  On December 31, 2010, the balance due on this note was $16,498, which included outstanding principal and accrued interest.

On February 1, 2010, we borrowed $10,000 and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.50 per share.  We also issued 1,000 shares of Class A common stock in connection with this loan. On February 18, 2011, we paid the lender $6,000 of principal on the loan and the lender converted the remaining balance due of $5,084, which consisted of $4,000 in principal and $1,084 of accrued interest into 28,246 shares of Class A common stock, at conversion price of $0.18 per share. On December 31, 2010, the balance due on this note was $10,915, which included outstanding principal and accrued interest.

On February 14, 2010, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 4,000 shares of Class A common stock in connection with this loan.  On February 10, 2011, we reissued the note in the amount of $20,000, payable on September 30, 2011, and issued 2,000 shares of Class A common stock in connection with the extension of this loan.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.25 per share.  On December 31, 2010, the balance due on this note was $21,814, which included outstanding principal and accrued interest.

On February 13, 2010, we borrowed $30,000 and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.50 per share. The Company also issued 6,000 shares of Class A common stock in connection with this loan.  On the maturity of the loan, the lender verbally agreed to extend the note on a month-to-month basis on the current terms until such time as the Company has sufficient cash liquidity to satisfy the obligation in full.  On December 31, 2010, the balance due on this note was $32,648, which included outstanding principal and accrued interest.

On February 16, 2010, we borrowed $10,000 and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.50 per share. The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On the maturity date, the Company tried to contact the lender to request an extension of the due date.  As of the date of this report the Company has not received a reply from the lender.  On December 31, 2010, the balance due on this note was $10,868, which included outstanding principal and accrued interest.

On February 19, 2010, we borrowed $10,000 and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.50 per share. The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On the maturity of the loan, the lender verbally agreed to extend the note on a month-to-month basis on the current terms until such time as the Company has sufficient cash liquidity to satisfy the obligation in full.  On December 31, 2010, the balance due on this note was $10,865, which includes outstanding principal and accrued interest.

On February 19, 2010, we borrowed $10,000 and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.50 per share. The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On February 19, 2011, we reissued the note in the amount of $10,000, payable on September 30, 2011, and issued 1,000 shares of Class A common stock in connection with the extension of this loan.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.25 per share.  On December 31, 2010, the balance due on this note was $10,865, which included outstanding principal and accrued interest.

On February 19, 2010, we borrowed $10,000 and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.50 per share. The Company also issued 1,000 shares of Class A common stock in connection with the extension of this loan.  On the maturity of the loan, the lender verbally agreed to extend the note on a month-to-month basis on the current terms until such time as the Company has sufficient cash liquidity to satisfy the obligation in full.  On December 31, 2010, the balance due on this note was $10,872, which included outstanding principal and accrued interest.

On April 16, 2010, we entered into a Securities Purchase Agreement (“SPA”) with an investor and pursuant thereto issued an 8% convertible promissory note in the amount of $85,000 that is convertible into shares of Class A Common Stock.  The loan is due in full along with accrued interest on December 26, 2010.  The Investor has the right to convert all or any part of the outstanding and unpaid principal amount, as well as the interest accrued on this note into fully paid and non-assessable shares of Common Stock.  The conversion price is sixty-seven percent of the average of the three lowest bid prices on the over-the-counter bulletin board during the 10-day period prior to the conversion. During the period commencing on the execution of the note and ending 180 days thereafter, subject to certain limitations, provided the Investor has not sent us a notice of conversion, we have the right to redeem the note for an amount equal to 150 percent of the outstanding principal amount of the note plus the interest accrued and unpaid thereon, plus certain other adjustments.  Because the conversion price of this convertible note is below market price of the Company’s stock, this note is deemed to have an embedded beneficial conversion feature.  Because the conversion price is based upon the price of the Company stock and is a variable price, this conversion feature is considered a derivative liability pursuant to ASC 815-40 (note 6).  The beneficial conversion feature was valued via the Black-Scholes valuation method at $9,343 at the time the note was issued. This amount is considered a discount to the note, and is being amortized to interest expense over the life of the note.  During the year ended December 31, 2010, the entire discount of $9,343 was amortized, and at December 31, 2010 the amount of unamortized discount was $0.   During the three months ended December 31, 2010, principal in the amount of $55,000 was converted into 314,738 shares of the Company’s Class A Common stock. At December 31, 2010, principal of $30,000 and accrued interest of $4,233 were due on the note. Subsequent to the date of this balance sheet, the holder of our $85,000 convertible promissory note converted $30,000 of the principal due on the note and accrued interest of $3,400 into 267,399 shares of Class A common stock.

On June 15, 2010, the Company borrowed $10,000 and issued a convertible promissory note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  On December 31, 2010, the note balance was $10,000 and accrued interest on the note was $545.

On September 29, 2010, the Company borrowed $80,000 and issued a convertible promissory note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 8,000 shares of Class A common stock in connection with this loan.  On December 31, 2010, the note balance was $80,000 and accrued interest on the note was $2,060.

On November 10, 2010, the Company borrowed $25,000 and issued a convertible promissory note evidencing this loan.  This loan, plus interest at the rate of 12% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock, at a conversion price of $0.50 per share.  The Company also issued 3,000 shares of Class A common stock in connection with this loan.  On December 31, 2010, the note balance was $25,000 and accrued interest on the note was $349.

On December 29, 2010, the Company borrowed $25,000 and issued a convertible promissory note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.  On December 31, 2010, the note balance was $25,000 and accrued interest on the note was $14.

During November, 2010, we sold an aggregate of 200,000 Class A common shares valued at $0.50 per share for total proceeds of $100,000.

During October, 2010, we issued 5,000 Class A common shares valued at $0.64 per share in connection with the extension by an investor of our convertible promissory note.

During November, 2010, we issued 15,000 Class A common shares valued at $0.30 and $0.33 per share respectively in connection with the extension by two investors of our convertible promissory notes.

During November, 2010, we issued 3,000 Class A common shares valued at $0.28 per share in connection with the purchase by an investor of our convertible promissory note in the amount of $25,000.

During December, 2010, we issued 2,500 Class A common shares valued at $0.24 per share in connection with the purchase by an investor of our convertible promissory note in the amount of $25,000.

During the period from October 1, 2010 to December 31, 2010, the holder of our $85,000 convertible promissory note referenced in Notes 5(q) and 6 converted $55,000 of the principal due on the note into 314,738 shares of our common stock.

Impact of Inflation

Since we have had no operations to date, inflation has not affected the results of our operations, but may affect the costs we will incur to complete the renovation of our vessels.  Do not expect such consequences to be significant given the current economic client.

Liquidity - Activity Subsequent to December 31, 2010

On February 10, 2011, we borrowed $20,000 from an officer of the Company and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% annum, is payable twelve months from the date of issued.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.25 per share.

In February 2011, we borrowed an aggregate of $115,000 from six individuals and issued convertible notes due commencing twelve months from the date of each loan together with interest at the rate of 10% per annum.

In March 2011, we borrowed an aggregate of $90,000 from three individuals and issued convertible notes due commencing twelve months from the date of each loan together with interest at the rate of 10% per annum.

Subsequent to this balance sheet date, the holder of our $10,000 convertible promissory note referenced in Note 8(m) converted $4,000 of principal and $1,084 of accrued interest due on the note into 28,246 shares of Class A common stock.  We paid the lender $6,000 of remaining principal due to satisfy the loan.

Subsequent to this balance sheet date, the holder of our $85,000 convertible promissory note referenced in Notes 8(q) and 9 converted $30,000 of the principal due on the note into 267,399 shares of our common stock.

Subsequent to this balance sheet date, the holder of our $10,000 convertible promissory note referenced in Note 8(g) converted $10,000 of the principal and $1,310 of accrued interest due on the note into 75,400 shares of our common stock.

Liquidity – General Requirements

Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $12,000,000 of outside funding to provide the working capital necessary to complete the renovation of the Island Breeze, if we decide to rehabilitate and launch this vessel.  Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. If we fail to arrange for sufficient capital in the future, we will not be able to initiate operations until we can obtain adequate financing.  Furthermore, we may be required to sell interests in our vessel to secure the financing we require.

Off Balance Sheet Arrangements

Not applicable.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 2 to the audited consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. We believe the following critical accounting policies are subject to estimates and judgments used in the preparation of these reports.

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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer, who also is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management's assessment of the effectiveness of the small business issuer's internal controls over financial reporting is as of the year ended December 31, 2010. We believe that our internal controls over financial reporting are effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.  In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

None.

Item 10.     Directors, Executive Officers and Corporate Governance

The following are our executive officers and directors; each of whom has served since the closing of the Share Exchange on June 12, 2009.

Name	Age	Positions and Offices
Bradley T. Prader	38	Chief Executive Officer ; President; and Chairman
Sean F. McManimon	51	Chief Operating Officer; and Director
Michael C. Hovdestad	38	Chief Legal Officer; Secretary; and Director
Steven G. Weismann	49	Chief Financial Officer
Thomas L. Schneider	65	EVP of Maritime Operations; and Director
Craig A. Szabo	57	Director

Bradley T. Prader
Mr. Prader has served as our President, Chief Executive Officer, and the Chairman of our Board of Directors since we closed the Share Exchange.  Prior to such time, he held the same offices with IBI.  Prader is a founder and a Manager of Olympian Cruises, LLC, which was the sole shareholder of IBI prior to the Share Exchange.  From September 2001 to April 2003, Prader was Chief Executive Officer of Titan Development Group, LLC and its wholly owned subsidiary, Titan Cruise Lines.  During this time, Prader was responsible for the development of Titan’s gaming vessel project in Florida (Titan Development Group, LLC has divested its interest in Titan Cruise Lines to a private investment group).  Prior to Titan, Prader was the Chief Executive Officer of Global Access Holdings, Inc., a New York based equity trading and software development company conducting business in North America, Europe, Russia, China, Taiwan, and Australia.  Previously, Prader was a business consultant providing strategic planning, business advisory, and capital development services to developing and mid-sized companies.  Prader was also a co-founder of a business-to-business infrastructure company, Chief Operating Officer of a trading technology firm, financial analyst at Radnor Advisors, a real estate investment/development firm, as well as an investment banker at Viking Graham, a Philadelphia investment banking and private equity firm.  Although Prader is not currently registered with a FINRA firm (most recent registration was from July 2006 to December 2007 with Grossman & Co, LLC), he has held the Series 7, 24, 55, and 63 securities licenses.  Prader holds a B.S.B.A. in finance from Villanova University College of Commerce and Finance.

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

Michael C. Hovdestad, Esq.
Mr. Hovdestad has served as our Chief Legal Officer, Secretary and a member of our Board of Directors since we closed the Share Exchange.  Prior to such time, he held the same position with IBI.  Hovdestad is responsible for coordinating all legal affairs of the Company.  Hovdestad is a founder and a principal of Olympian Cruises, LLC, which was the sole shareholder of IBI prior to the Share Exchange.  Hovdestad is admitted to practice in New Jersey, Pennsylvania and before the Federal District Court of New Jersey.  He is a member of the New Jersey and Pennsylvania Bar Associations.  He has represented both established and emerging growth companies in the areas of Tax Law, Corporate Law, Venture Capital and Employee Benefits.  Hovdestad represented Titan Development Group, LLC from its inception to the divestiture of its wholly owned subsidiary, Titan Cruise Lines.  Hovdestad received his B.S.B.A. in finance from the Villanova University College of Commerce and Finance.  He received his J.D. from the Seton Hall University School of Law in Newark, New Jersey.  Hovdestad received his LLM in taxation from the Villanova University School of Law.

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

Committees of the Board

 Since the Company's common stock is currently quoted on the OTC Markets, and as a result we are not subject to exchange listing requirements, the Board has no immediate plans or need to establish an audit committee with a financial expert or a compensation committee to determine guidelines for determining the compensation of its executive officers or directors. For similar reasons, the Company has not established a nominating committee, or a written policy for considering recommendations from shareholders for candidates to serve as directors or with respect to communications from shareholders.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file report of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership Securities).  Directors, executive officers and beneficial owners of more than 10% of the Company’s common stock are required by SEC regulations to provide the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that each current officer, director and beneficial owner of 10% or more of the Company’s securities has complied with the Section 16(a) filing requirements applicable to them.  Catino SA, which owns more than 10% of our common stock failed to file a Form 3 with the SEC with respect to its ownership of our common stock.

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

Item 11.     Executive Compensation

The following table shows for the fiscal year ended December 31, 2010 and 2009, compensation awarded or paid to, or earned by, the following persons in all capacities (collectively, the "Named Executive Officers”) Bradley T. Prader, our President, Chief Executive Officer.

None of our executive officers earned more than $100,000 in salary and bonus for the 2010. We did not grant options to acquire shares of our common stock to them during the period indicated.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)

Bradley T. Prader	2010	$75,000	$0	$0	$29,868	$104,868
President; Chief Executive Officer; and Chairman (1)	2009	$75,000	0	$0	$25,644	$100,644

(1) Other compensation of $29,868 represents payments of health insurance premiums.

INCENTIVE PLANS

In July, 2009, the Board adopted and our shareholder’s approved our 2009 Stock Incentive Plan which authorized the issuance of up to 5,000,000 shares of our Common Stock to eligible individuals.  During our fiscal year 2010, we issued 235,000 shares under the plan to eligible non-employees of the Company. An additional 4,765,000 shares are available for issuance under the Plan.

OPTION GRANTS IN LAST FISCAL YEAR

We did not grant to the Named Executive Officers options to purchase shares in fiscal 2010.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

None of our officers held options to purchase shares of our common stock during fiscal 2010.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of December 31, 2010, certain information regarding the ownership of our Class A Common Stock and Class B Common Stock by each stockholder known to our management to be (i) the beneficial owner of more than 5% of our outstanding stock of each of these classes, (ii) our directors, (iii) our executive officers, and (iv) all executive officers and directors as a group. We believe that, except as otherwise indicated, the beneficial owners of our common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares. Percentage of ownership is based on 26,242,082 shares of Class A Common Stock and 16,110,500 shares of Class B Common Stock issued and outstanding at December 31, 2010, plus, as to the holder thereof only and no other person, the number of shares of common stock which may be acquired on conversion of any shares of common stock we may have outstanding or are subject to options, warrants and convertible debentures exercisable or convertible within 60 days of December 31, 2010 by that person.  Except as otherwise stated in the table, the addresses of the holder is c/o our Company at 211 Benigno Blvd, Bellmawr, New Jersey 08031.

Name	Number of Shares(1)		Percentage of Class		Percentage of the Vote
Owner of More Than 5% of Class	Class A Common Stock*	Class B Common Stock	Class A Common Stock	Class B Common Stock

Olympian Cruises, LLC	13,889,500	16,110,500	55.5%	100%	93.4%

Olympian Entertainment, LLC(2)	13,889,500	16,110,500	55.5%	100%	93.4%

Catino, SA (3)	5,566,795	0	22.3%	0%	3%

Directors and Executive Officers

Bradley T. Prader (4)	13,914,450	16,110,500	55.6%	100%	93.4%

Sean F. McManimon (4)	13,889,500	16,110,500	55.5%	100%	93.4%

Michael C. Hovdestad (4)	13,910,100	16,110,500	55.5%	100%	93.4%

Thomas L. Schneider	0	0	0%	0%	0%

Craig A. Szabo (5)	113,000	0	0.4%	0%	0%

Steven G. Weismann	46,155	0	0.2%	0%	0%

All Directors and Executive	14,094,205	16,110,500	53.7%	100%	93.5%
Officers as a group (6 persons)

*Assumes the conversion of the shares of Class B Common Stock owned by the stockholder listed in the table at the conversion rate of 1 share of Class A Common Stock for each share of Class B Common Stock, but not for any other holder.  The Class A and Class B Common Stock are substantially identical except that holders of Class A Common Stock have the right to cast one vote for each share held of record and holders of Class B Common Stock have the right to cast ten votes for each share held of record on all matters submitted to a vote of holders of common stock.

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

(3) The address of Catino, SA is Aquilino de la Guardia 8, P.O. Box 0823-02435, Panama, Republic of Panama.

(4) Includes 13,889,500 shares of Class A Common Stock and 16,110,500 shares of Class B Common Stock owned by Olympian Cruises, LLC which Messrs. Prader, McManimon and Hovdestad share voting power and the power to dispose of the shares as managing members of Olympian Entertainment, LLC.

(5) Consists of 60,000 shares of Class A Common Stock owned by Olympian Cruises, LLC which Mr. Szabo is a beneficial owner, 10,000 shares of Class A Common Stock owned by a company in which Mr. Szabo is a principle owner with the power to vote and dispose of such shares and 43,000 shares of Class A Common Stock purchased by his spouse via the public market.

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

As of June 12, 2009, Olympian, a Delaware limited liability company, acquired control of Goldpoint (our predecessor company) in a transaction we have referred to herein as the “Share Exchange” or the “Reverse Acquisition”.  As of such date, Goldpoint issued 30,000,000 shares of its common stock (or approximately 77.8 % of Goldpoint’s common stock outstanding on that date) to Olympian.  In return for such issuances of shares, Goldpoint received all of the outstanding shares of capital stock of IBI, a privately held exempt Cayman Islands company.  Thus, IBI became Goldpoint’s wholly-owned subsidiary and the business of the subsidiary became its only operations.  On September 15, 2009, Olympian exchanged 16,110,500 shares of Class A Common Stock for an identical number of shares of Class B Common Stock, the rights of which are substantially identical, except that the Class B Common Stock has ten votes per share and the Class A Common Stock has one vote per share.  As of December 31, 2010, Olympian owned -70.8% of our capital stock (including Class A and Class B Common Stock) and 93.4% of the total voting power owned by all stockholder’s of the Company.

Review, approval or ratification of transactions with related persons

Currently, we do not have formal policies and procedures for the review, approval, or ratification of transactions with related persons.  However, our board carefully reviews all transactions between the Company and related persons to determine whether the relationship is in the best interest of the Company and that the terms of any agreement are no less favorable to the Company then they would be if the relationship was with an unrelated third party.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Our Board of Directors consists of five (5) directors. The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a) (2) (A), a director is not considered to be an officer or employee of the corporation. Under such definition, our Board has determined it has no “independent directors”. Presently we are not required to comply with the director independence requirements of any national securities exchange.  Prior to having our securities listed on any national securities exchange, we would appoint directors that meet the independence requirements of the applicable exchange.

Item 14.     Principal Accountant Fees and Services

Our Board of Directors was directly responsible for interviewing and retaining our independent accountant, Bernstein & Pinchuk LLP (“BP”), considering the accounting firm's independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. Our Board did not delegate these responsibilities. During 2010 our Board of Directors pre-approved 100% of the services described below.

During fiscal year 2010, the aggregate fees which we paid to or were billed by BP for professional services were as follows:

Year Ended December 31,
2010

Audit Fees - BP (1)	$37,300
Audit-Related Fees (2)	0
Tax Fees (3)	0
All Other Fees	0

Total	$37,300

(1) Fees for services to perform an audit or review in accordance with generally accepted auditing standards and services that generally only our independent registered public accounting firm can reasonably provide, such as the audit of our consolidated financial statements, the review of the financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory engagements.  The fees reflect $12,300 billed for reviews of interim reporting periods during 2010 and an estimate of $25,000 for fees related to the audit of our fiscal year 2010.

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
4.13*******
Form of Amendment of the Joint Venture Agreement between an investor, Island Breeze International, Inc. and Island Breeze International and the Securities Purchase Agreement, between Island Breeze International and an investor, each dated, April 16, 2010.

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

Numbers with (*) are filed herewith.  Numbers with (**) have been incorporated by reference from our Form SB-2, filed on December 13, 2007.  Numbers with (***) have been incorporated by reference from our Current Report on Form 8-K, filed on June 18, 2009.  Numbers with (****) have been incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2010.  Numbers with (*****) have been incorporated by reference from our Annual Report on Form 10-K, filed on April 14, 2010.  Numbers with (******) have been incorporated by reference from our Current Report on Form 8-K, filed on April 22, 2010.  Numbers with (*******) have been incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISLAND BREEZE INTERNATIONAL, INC

Dated: April 14, 2011	By:	/s/ Bradley T. Prader
Bradley T. Prader
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven G. Weismann
Steven G. Weismann
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on April 14, 2011 in the capacities indicated.

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
4.13*******
Form of Amendment of the Joint Venture Agreement between an investor, Island Breeze International, Inc. and Island Breeze International and the Securities Purchase Agreement, between Island Breeze International and an investor, each dated, April 16, 2010.

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

Numbers with (*) are filed herewith.  Numbers with (**) have been incorporated by reference from our Form SB-2, filed on December 13, 2007.  Numbers with (***) have been incorporated by reference from our Current Report on Form 8-K, filed on June 18, 2009.  Numbers with (****) have been incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2010.  Numbers with (*****) have been incorporated by reference from our Annual Report on Form 10-K, filed on April 14, 2010.  Numbers with (******) have been incorporated by reference from our Current Report on Form 8-K, filed on April 22, 2010.  Numbers with (*******) have been incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Island Breeze International, Inc.
Bellmawr, New Jersey

We have audited the accompanying consolidated balance sheets of Island Breeze International, Inc., (“the Company”), a development stage enterprise, as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period September 27, 2006 (inception) to December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period September 27, 2006 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company has incurred significant losses from operations since its inception and has a working capital deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bernstein & Pinchuk LLP

New York, NY
April 5, 2011

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
ASSETS

Current assets
Cash and cash equivalents	$49,635	$77,333
Other receivables	192,690	-
Prepaid expenses	102,899	353,490

Total current assets	345,224	430,823

Property and equipment - at cost, net of accumulated depreciation	7,237	8,860
Gaming, entertainment equipment, and furniture not in use	687,343	-
Asset held for sale	-	6,861,500
Vessel under renovation - m/v Island Breeze (ex Atlantis)	10,146,073	9,834,437

Total assets	$11,185,877	$17,135,620

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$196,835	$529,140
Accrued expenses	194,967	245,854
Accrued interest - related parties	11,858	6,089
Accrued interest	26,920	13,173
Derivative liability	18,202	-
Notes payable - related parties	125,000	147,411
Notes payable - others	61,335	197,479
Convertible notes payable	707,904	407,000

Total current liabilities	1,343,021	1,546,146

Stockholders' equity
Preferred stock, $ 0.001 par value or share, 1,000,000 authorized, none issued	-	-
Class A common stock: $ 0.001 par value; authorized 100,000,000; 26,242,082 and 24,323,844 issued and outstanding at December 31, 2010 and 2009	26,242	24,324
Class B common stock: $ 0.001 par value; 16,110,500 authorized, issued and outstanding at December 31, 2010 and 2009	16,111	16,111
Additional paid-in capital	19,461,419	18,580,294
Accumulated deficit during development stage	(9,660,916)	(3,031,255)

Total stockholders' equity	9,842,856	15,589,474

Total liabilities and stockholders' equity	$11,185,877	$17,135,620

See Notes to Consolidated Financial Statements.

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations

			September 27, 2006
			(inception) to
	For the Year Ended December 31,		December 31,
	2010	2009	2010

Revenues	$-	$-	$-

Cost of Revenues	-	-	-

Gross Profit	-	-	-

General and administrative expenses	1,605,271	1,595,447	4,609,238

Operating loss	(1,605,271)	(1,595,447)	(4,609,238)

Nonoperating income (expenses):
Impairment of vessel and equipment	(4,180,001)	-	(4,180,001)
Loss from revaluation of derivative liability	(40,887)	-	(40,887)
Loss on sale of equipment	(718,110)	-	(718,110)
Interest income	90	4	1,287
Interest expense	(85,482)	(28,485)	(113,967)

Loss before income tax expense	(6,629,661)	(1,623,928)	(9,660,916)

Income tax expense	-	-	-

Net Loss	$(6,629,661)	$(1,623,928)	$(9,660,916)

Net loss per share, basic and diluted	$(0.16)	$(0.05)

Average number of shares of common stock outstanding	41,564,830	35,786,615

See Notes to Consolidated Financial Statements.

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

			September 27, 2006
	For the Year Ended December 31,		(inception) to
	2010	2009	December 31, 2010
Cash Flows From Operating Activities
Net loss	$(6,629,661)	$(1,623,928)	$(9,660,916)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,364	2,660	12,852
Amortization of discount on notes payable	9,343	-	9,343
Impairment of tangible asset	4,180,001	-	4,180,001
Loss on sale of equipment	718,110	-	718,110
Revaluation of derivative liability	40,887	-	40,887
Stock issued for services	426,500	828,750	1,255,250
Stock issued for loan origination fee	18,015	-	18,015
Stock issued for interest	-	25	25
Changes in operating assets and liabilities
Prepaid expenses	250,591	(348,490)	(102,899)
Other accounts receivable	(1,600)	-	(1,600)
Accounts payable	(332,305)	243,885	196,836
Accrued interest - related parties	5,769	-	5,769
Accrued interest	44,651	27,786	44,651
Accrued expense	(50,886)	205,109	222,753

Net cash used in operating activities	(1,318,221)	(664,203)	(3,060,923)

Cash Flows From Investing Activities
Purchase of furniture and equipment	-	(749)	(20,097)
Proceeds from sale of assets	1,172,000	-	1,172,000
Purchase of assets - Island Breeze and m/v Casino Royale	(399,422)	(1,187,488)	(16,896,806)

Net cash provided by (used in) investing activities	772,578	(1,188,237)	(15,744,903)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes	325,000	557,000	6,341,362
Proceeds from issuance of notes	-	399,000	399,000
Principal payments on notes payable - other	(136,144)	-	(136,144)
Proceeds from issuance of common stock for cash	351,500	457,500	809,000
Payments of notes payable related parties	(22,411)	(133,005)	(155,416)
Contributed capital	-	590,262	11,597,659
Net cash provided by financing activities	517,945	1,870,757	18,855,461

Net increase (decrease) in cash	(27,698)	18,317	49,635

Cash and cash equivalents, beginning of year	$77,333	$59,016	$-

Cash and cash equivalents, end of year	$49,635	$77,333	49,635

Cash paid during the period for:

Interest	$15,863	$1,005	$16,868

Taxes	$-	$-	$-

Supplemental Information and Non-monetary Transactions:

Issuance of stock for convertible debt and accrued interest	$87,028	$5,906,845	$5,993,873
Issuance of stock for services	$426,500	$828,750	$1,565,250
Issuance of stock for loan origination fee	$18,015	$-	$18,015
Capitalized accrued interest	$30,904	$217,152	$597,699
Issuance of convertible debt for stock	$-	$170,000	$170,000

See Notes to Consolidated Financial Statements.

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statement of Changes in Stockholders' Equity

						Accumulated
						Deficit
	Common Stock				Additional	During
	Shares		Amount		Paid-In	Development
	Class A	Class B	Class A	Class B	Capital	Stage	Total
September 27, 2006 (Inception)	13,889,500	16,110,500	$13,889	$16,111	$(30,000)	$-	$-
Additional cash contributions to equity	-	-	-	-	5,003,926	-	5,003,926
Net loss	-	-	-	-	-	(172,009)	(172,009)
Balance, December 31, 2006	13,889,500	16,110,500	13,889	16,111	4,973,926	(172,009)	4,831,917
Additional cash contributions to equity	-	-	-	-	4,970,795	-	4,970,795
Net loss	-	-	-	-	-	(616,907)	(616,907)
Balance, December 31, 2007	13,889,500	16,110,500	13,889	16,111	9,944,721	(788,916)	9,185,805
Additional cash contributions to equity	-	-	-	-	1,032,676	-	1,032,676
Net loss	-	-	-	-	-	(618,411)	(618,411)
Balance, December 31, 2008	13,889,500	16,110,500	13,889	16,111	10,977,397	(1,407,327)	9,600,070

Stock issued in recapitalization pursuant to reverse merger	3,500,000	-	3,500	-	(3,500)	-	-
Convertible note issued for cancelled officer shares	(2,000,000)	-	(2,000)	-	(168,000)	-	(170,000)
Shares issued for convertible notes payable at $ 1.00 per share in June, 2009	5,566,795	-	5,567	-	5,561,228	-	5,566,795
Shares issued for convertible notes payable at $ 0.50 per share in June, 2009	300,049	-	300	-	149,725	-	150,025
Shares issued for services at $0.70 per shares in June, 2009	500,000	-	500	-	349,500	-	350,000
Shares issued for services at $0.20 per share in June, 2009	25,000	-	25	-	4,975	-	5,000
Shares sold for cash at $0.50 per share in June, 2009	20,000	-	20	-	9,980	-	10,000
Shares issued for services at $0.50 per share in July, 2009	270,000	-	270	-	134,730	-	135,000

Shares sold for cash at $0.50 per share in July, 2009	420,000	-	420	-	209,580	-	210,000
Shares sold for cash at $0.50 per share in August, 2009	280,000	-	280	-	139,720	-	140,000
Shares sold for cash at $0.50 per share in September, 2009	75,000	-	75	-	37,425	-	37,500
Shares issued for convertible notes payable at $ 0.28 per share in September, 2009	600,000	-	600	-	169,400	-	170,000
Shares issued for services at $0.50 per share in September, 2009	25,000	-	25	-	12,475	-	12,500
Shares sold for cash at $0.50 per share in September, 2009	100,000	-	100	-	49,900	-	50,000
Shares sold for cash at $0.25 per share in October, 2009	80,000	-	80	-	19,920	-	20,000
Shares sold for cash at $0.50 per share in October, 2009	20,000	-	20	-	9,980	-	10,000
Shares issued for services at $0.50 per share in November, 2009	642,500	-	643.00	-	320,607	-	321,250
Shares issued for services at $0.50 per share in December, 2009	10,000	-	10	-	4,990	-	5,000
Additional cash contributions to capital	-	-	-	-	590,262	-	590,262
Net loss for the year ended December 31, 2009	-	-	-	-	-	(1,623,928)	(1,623,928)

Balance, December 31, 2009	24,323,844	16,110,500	24,324	16,111	18,580,294	(3,031,255)	15,589,474

Shares issued for services at $0.50 per share in January, 2010	210,000	-	210	-	104,790	-	105,000
Shares issued for services at $0.50 per share in February, 2010	235,000	-	235	-	117,265	-	117,500
Shares sold for cash at $0.50 per share in February, 2010	202,000	-	202	-	100,798	-	101,000
Shares issued for services at $0.50 per share in March, 2010	175,000	-	175	-	87,325	-	87,500
Shares sold for cash at $0.50 per share in March, 2010	129,000	-	129	-	64,371	-	64,500

Shares issued for services at $0.50 per share in April, 2010	32,000	-	32	-	15,968	-	16,000
Shares sold for cash at $0.50 per share in April, 2010	172,000	-	172	-	85,828	-	86,000
Shares issued for services at $0.50 per share in June, 2010	150,000	-	150	-	74,850		75,000

Shares issued for services at $0.51 per share in July, 2010	50,000	-	50	-	25,450	-	25,500
Shares issued at $0.49 per share as origination fee for note payable in September, 2010	8,000	-	8	-	3,912	-	3,920

Shares issued at $0.2412 per share for conversion of note payable in October, 2010	41,459		41		9,959		10,000
Shares issued at $0.1876 per share for conversion of note payable in October, 2010	53,305		53		9,947		10,000
Shares issued at $0.1675 per share for conversion of note payable in November, 2010	59,701		60		9,940		10,000
Shares issued at $0.1414 per share for conversion of note payable in November, 2010	70,721		71		9,929		10,000
Shares issued at $0.1675 per share for conversion of note payable in December, 2010	89,552		90		14,910		15,000
Conversion option liability charged to APIC at time of conversion					32,028		32,028

Shares issued at $0.64 per share as loan origination fees in October, 2010	5,000		5		3,200		3,205
Shares issued at $0.28 per share as loan origination fees in November, 2010	3,000		3		837		840
Shares issued at $0.30 per share as loan origination fees in November, 2010	15,000		15		4,485		4,500
Shares issued at $0.33 per share as loan origination fees in November, 2010	15,000		15		4,935		4,950
Shares issued at $0.24 per share as loan origination fees in December, 2010	2,500		2		598		600
Shares sold for cash at $0.50 per share in November, 2010	100,000		100		49,900		50,000
Shares sold for cash at $0.50 per share in November, 2010	100,000		100		49,900		50,000
Net loss for the year ended December 31, 2010						(6,629,661)	(6,629,661)

Balance, December 31, 2010	26,242,082	16,110,500	26,242	16,111	19,461,419	(9,660,916)	9,842,856

See Notes to Consolidated Financial Statements.

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation

Island Breeze International, Inc. (“IB International” or the “Company”) is the holding company of Island Breeze International (“IBI”), a development-stage enterprise under the provisions of ASC 915, “Development Stage Enterprises.”  Island Breeze’s core business is focused on developing and operating gaming day cruises to nowhere.  The mission of Island Breeze is to develop the next generation entertainment product for the discerning population, who demand excellence and an alternative closer to home.

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

As a result of the Merger, Goldpoint Resources, Inc., our predecessor Nevada Corporation, no longer exists, our name has changed to Island Breeze International, Inc. and each outstanding share of Goldpoint’s common stock, $0.001 par value, has been automatically converted into one share of Class A Common Stock of IB International.  Each outstanding stock certificate representing Goldpoint common stock is deemed, without any action by the shareholder to represent the same number of shares of Class A Common Stock of IB International.  Share holders do not need to exchange their stock certificates as a result of the Merger.

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

On September 15, 2009, the Company adopted its 2009 Stock Incentive Plan (the ”Plan”).  We adopted the 2009 Plan to provide a means by which employees, directors, and consultants of the Company and those of our subsidiaries and other designated affiliates, which we refer to together as our affiliates, may be granted awards of our Class A Common Stock, be given the opportunity to purchase our Class A Common Stock and be granted other benefits including those measured by increases in the value of our Class A Common Stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentive for such persons to exert maximum efforts for our success and the success of our affiliates.

The total number of shares of our Class A Common Stock that may be subject to awards under the 2009 Plan is equal to 5,000,000 shares.  Therefore, 5,000,000 shares of Class A Common Stock are available for awards under the 2009 Plan.  During the fiscal year ended December 31, 2010 the Company awarded 235,000 shares of Class A Common Stock under the Plan.  4,765,000 shares are available for issuance under the Plan.

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

IBI was incorporated under the laws of the Cayman Islands as an exempt company on September 27, 2006.  We have had no revenue and have no operations.  Our efforts since our inception have been focused on developing and operating entertainment day cruises.  We own one vessel, which we expect to substantially renovate and equip with gaming, restaurant and entertainment related equipment.  The ports that we were previously primarily considering for the Company’s initial operations included ports in Florida and Texas.  Although we continue evaluate ports in the United States, including those located in South Carolina, increasingly, we have focused on international locations and we are currently evaluating port locations primarily in East Asia for the establishment of our initial cruise operations, with a particular focus on home port locations in the Hong Kong Special Administrative Region of China and Taiwan.  This change in location is based on our belief that the East Asian market presents greater opportunities for the initial launch of our cruise business.  In this effort, we have established a registered branch office in Taipei, Taiwan. We contemplated opening a representative office in Shanghai, which is located in mainland China, however we have recently decided to delay our efforts in mainland China until operations are first established in Hong Kong or Taiwan.

We do not have the cash reserves required to complete the renovations of our vessel or to commence operations.  We believe that we will need at least $12,000,000 of outside funding for us to launch our vessel and initiate our business. We may also decide to acquire another vessel from which we may establish our initial operations, which will require an undetermined amount of outside funding to acquire and initiate our entertainment cruise operations. We currently expect to renovate the m/v Island Breeze (the “Island Breeze”), a 410 foot vessel currently located in Greece which we acquired on September 12, 2007.  After renovations are complete, we expect the Island Breeze to have a passenger capacity of approximately 1,000 passengers.  Further, we expect that after the completion of renovations, the Island Breeze will feature a full service a la carte and buffet restaurant, sport bar, a VIP lounge, showroom, and a full casino complete with slot machines and table games, although the final configuration may vary.  Upon completion of renovations of the Island Breeze, we intend to place the Island Breeze in service and establish our planned entertainment cruise operation from a yet to be determined port location.  We believe that after it is renovated the Island Breeze would be better suited for our East Asian operations than a second vessel which we previously owned and sold on May 7, 2010, the m/v Casino Royal (the “Casino Royale”), since the Island Breeze has an enclosed entertainment area and the gaming area is concentrated on one level.  We also believe that based on our current renovation plans, the Island Breeze would require less capital investment and take less time to renovate than the Casino Royale.   If our initial operations are located in East Asia, we may decide to acquire another vessel from which we can commence our initial operations.  It would be anticipated that such a vessel will have a sufficient number of cabins to accommodate passengers on overnight or multi-day cruises versus the shorter duration cruises that can be operated by the Island Breeze.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements the Company incurred losses from operations of $6,629,661  and $1,623,928 for the years ended December 31, 2010 and 2009, respectively and $9,660,916 from inception (September 27, 2006) through December 31, 2010. In addition, the Company’s current liabilities exceed its current assets by $997,797, as of December 31, 2010. These factors among others, including the Company’s current cash position, which was $49,635 as of December 31, 2010, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time absent the infusion of substantial additional capital.

If adequate funds are raised upon a debt or equity financing transaction and operations results improve significantly, management believes that the Company can meets its ongoing obligations and continue to operate.  However, no assurance can be given that management’s actions will result in the resolution of its liquidity problems or its eventual emergence as a profitable company.

The Company's forward looking plan to continue as a going concern is primarily based upon raising additional capital in the form of debt or equity to enable us to initiate and sustain operations as an entertainment cruise business. We have had and will continue to have discussions with third parties to accomplish this goal which may result in our issuing equity securities, borrowing funds and issuing debt securities, restructuring existing debt, entering into joint ventures with third parties, selling assets, including gaming and other equipment we own or our vessel the mv Island Breeze, or any combination or the foregoing. Also, we have and will continue to implement plans to reduce our expenses consistent with our underlying business plan. There can be no assurance that our efforts in this regard will ultimately be successful.

The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Generally Accepted Accounting Principles

The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of IB International and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, cash equivalents include highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.  We had no cash equivalents at December 31, 2010 and December 31, 2009, respectively.

Prepaid Expenses

Prepaid expenses are primarily comprised of advance payments made to vendors for services.  The Company records prepaid expenses at the expected recovery amount.

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

We capitalize costs that are directly related to the purchase and renovation of the vessel.  We capitalize interest as part of vessel acquisition costs and other capital projects during the renovation period.  Upon placing the vessel into service, the vessel will be depreciated over its useful life and the costs of repairs and maintenance, including minor improvement costs, will be charged to expenses as incurred. Further, upon placing a vessel into service, specifically identified or estimated cost and accumulated depreciation of previously capitalized vessel components will be written off upon replacement.

Dry-dock costs primarily represent planned major maintenance activities that are incurred when a vessel is taken out of service for scheduled maintenance. These costs will be expensed as incurred.

Long-lived Assets

Long-lived assets primarily include property and equipment and intangible assets with finite lives. Long-lived assets are reviewed on a regular basis for the existence of facts and circumstances that may suggest that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated undiscounted future cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

From inception to December 31, 2010 the Company recognized an aggregate of $4,180,001in impairment expense associated with the sale of a vessel on May 7, 2010.

Advertising expense

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2010 and 2009 were $0 and $8,370, respectively.

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

Comprehensive Income

Comprehensive income includes net income and also considers the effect of other changes to stockholders’ equity that are not required to be recorded in determining net income, but are rather reported as a separate component of stockholders’ equity. During the years ended December 31, 2010 and 2009 there were no terms of other comprehensive income.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2010.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2010 and 2009.

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Share Based Expenses

ASC 718 "Compensation - Stock Compensation" prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Recent Accounting Pronouncements

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

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815.  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance became effective for the Company’s interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, Subsequent Events (“ASC 855”).  This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued amended guidance to improve disclosure requirements related to Fair Value Measurements and Disclosures-Overall Subtopic 820-10 of the FASB Accounting Standards Codification (“ASC 820-10”) originally issued as FASB Statement No. 157, Fair value Measurements. The amended guidance requires companies to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. These additional disclosure requirements were effective for reporting periods beginning March 1, 2010.

Recently Implemented Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 – OTHER RECEIVABLES

Other receivables were $192,690 and $0 at December 31, 2010 and 2009, respectively.  This amount consists primarily of a receivable in the amount of $191,090 related to the sale of assets, which was collected subsequent to December 31, 2010.  See Note 5.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2010 and 2009 were as follows:

	2010	2009
Furniture and fixtures	$3,844	$3,844
Office equipment	12,672	11,931
Computer software	3,573	3,573
	20,089	19,348

Less accumulated depreciation	12,852	10,488

Property and equipment, net	$7,237	$8,860

Depreciation expense was $2,364 and $2,660 for the years ended December 31, 2010 and 2009, respectively and $12,852  since inception.

NOTE 5 – GAMING, ENTERTAINMENT EQUIPMENT, AND FURNITURE NOT IN USE

Gaming, entertainment, and furniture consist of assets previously located on board the Company’s vessel the Casino Royale, which was sold on May 7, 2010.  The book value of these items was initially determined to be $2,000,000.  During the year ended December 31, 2010, the Company sold certain of these assets with an aggregate book value of $1,312,657 for cash of $285,000 and a receivable of $191,000. The Company also recorded a revaluation loss of $118,457, and a loss on the sale of assets of $718,200.  At December 31, 2010, assets with an estimated market value of $687,343 remain on the Company’s balance sheet.

NOTE 6 – ASSETS HELD FOR SALE

Assets held for sale during the year ended December 31, 2009 consist of the vessel the Casino Royale, which was originally recorded on the Company’s books at a value of $4,855,429.  During the year ended December 31, 2010, the Company recorded impairment in the value of this vessel in the amount of $3,968,429, and sold the vessel for the net proceeds of $887,000.

NOTE 7 – DERIVATIVE LIABILITY

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

ASC 815-40 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  As disclosed in Note 8(q), during April of 2010, the Company entered into a convertible loan which contains a variable conversion price.   In accordance with ASC 815-40, this conversion option is classified as a derivative liability and was valued at $9,343.  This amount was credited to conversion option liability when the note was issued. During the year ended December 31, 2010, portions of the conversion feature were exercised; these portions were revalued at the time of exercise at an aggregate amount of $32,028, and this amount was reclassified from liability to additional paid-in capital.  The remaining conversion option was revalued at December 31, 2010, and the amount of $40,887 was charged to operations as loss on revaluation.   The estimated values of the conversion options were determined using the Black-Scholes pricing model and the following assumptions:  Expected volatility of 53% - 135%;   Expected life (years) of .63 to .06; risk free interest rate of 0.24% to 0.19%; and dividend rate of 0.

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

NOTE 8 – NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following at December 31, 2010 and December 31, 2009:

	2010	2009
Loans payable to related parties, (a)(b)(d)	$125,000	$147,411
Loans payable – others, (c)	61,335	197,479
Convertible Promissory Notes, (e) through (s)	707,904	407,000
	894,239	751,890

(a)
On December 1, 2008 and December 5, 2008 the Company borrowed an aggregated sum of $90,000 from officers and directors of the Company.  The Company issued Promissory Notes with a term of one year at an interest rate of five percent that accrues to term.  The Notes were subsequently reissued under the original terms of the Notes for a period of one year from the respective original term dates.  During the year ended December 31, 2010, the Company made principal payments in the amount of $5,000 on this note. On December 31, 2010, the note balance was $85,000 not including accrued interest of $9,275.

(b)
On June 4, 2009, the Company borrowed $50,000 and issued a Promissory Note to a lender affiliated with one of our directors.  The Promissory Note provides for interest at the rate of 5% per annum and is payable along with principal, sixty days from date of issue.  On August 5, 2009 the Company reissued the Promissory Note under the original terms, for $50,411, which included the original principle plus accrued interest.  We also issued 10,000 shares of Class A common stock in connection with this loan.  The Promissory Note is payable 60 days from date of issue.  On October 13, 2009, the Company made a principal payment of $17,000 and reissued the Promissory Note under the original terms for $33,797, which included the remaining principal plus accrued interest.  The Promissory Note is payable 60 days from date of issue.  On November 10, 2009 and December 4, 2009, the Company made a principal payment of $17,000 and $8,000 respectively, on this note.  On April 23, 2010, the Company paid the remaining principal balance of $8,411 and accrued interest of $693. At December 31, 2010, there is no balance due on this note for principal or accrued interest.

(c)
On June 18, 2009, the Company borrowed $250,000 and issued a Promissory Note evidencing this loan.  This loan, plus interest at the rate of 12% per annum and is payable 90 days from the date of issue.  We also issued 25,000 shares of Class A common stock in connection with this loan.  On September 17, 2009 the Company issued the Promissory Note under the original terms, for $227,479, which included the original principle amount less a $30,000 principal pay down plus accrued interest.  The Promissory Note is payable 90 days from date of issue.  We also issued 25,000 shares of Class A common stock in connection with the extension of this loan.  On December 17, 2009 the Company reissued the Promissory Note under the original terms, for $200,788, which included the original principle amount less a $30,000 principal pay down plus accrued interest.  The Promissory Note is payable 104 days from date of issue.  We also issued 5,000 shares of Class A common stock in connection with the extension of this loan.   During the period from January 1, 2010 to March 31, 2010, the Company made aggregate payments of principal in the amount of $40,000.  On April 1, 2010, the Company reissued the Promissory Note under the original terms, for $167,335, which included accrued interest.  The Promissory Note was payable six months from date of issue. During the period from March 31, 2010 to June 30, 2010, the Company made aggregate payments of principal in the amount of $36,000.  On October 1, 2010, the Company reissued the Promissory Note under the original terms, for $91,335.  The Promissory Note is payable six months from the date of issue.  During the period from July 1, 2010 to September 30, 2010, the Company made aggregate payments of principal in the amount of $30,000. During the period from September 30, 2010 to December 31, 2010, the Company made aggregate principal payments in the amount of $40,000 and interest payments in the amount of $7,852.  At December 31, 2010, the note balance was $61,335 and accrued interest on the note was $2,421.

(d)
On October 9, 2009, the Company borrowed $49,000 and issued a Promissory Note to Olympian Cruises, LLC. The Promissory Note provides for interest at the rate of 5% per annum and is payable along with principal, one year from the date of issue.   On January 13, 2010, the Company made a principal payment in the amount of $500.  On June 3, 2010, the Company made a principal payment in the amount of $500.  On August 30, 2010, the Company made a principal payment in the amount of $8,000. On October 9, 2010, subsequent to balance sheet date, the Company reissued the Promissory Note under the original terms for $40,000.  On December 31, 2010, the note balance was $40,000 and accrued interest on the note was $2,583.

(e)
On November 6, 2009, the Company borrowed $300,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 120,000 shares of Class A common stock in connection with this loan. On November 17, 2010, a new Convertible Promissory Note was issued in the amount of $330,904 which included accrued interest of $30,904.  As additional consideration for the lender agreeing to this transaction, the Company issued 15,000 restricted shares of its Class A common stock to the note holder. This note is due in one payment on February 29, 2011.  On December 31, 2010, the note balance was $330,904 and accrued interest on the note was $3,989.

(f)
On November 17, 2009, the Company borrowed $72,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 22,500 shares of Class A common stock in connection with this loan.  On November 23, 2010, the Company issued a new Convertible Promissory Note in the principal amount of $72,000 to replace the expiring note. The new note bears interest at the rate of 12% per annum, and is payable in one installment on February 23, 2011.  During the three months ended December 31, 2010, the Company paid accrued interest in the amount of $7,318.  The Company also issued 15,000 shares of Class A common stock in connection with the new note. On December 31, 2010, the note balance was $72,000 and accrued interest was $901.

(g)
On December 18, 2009, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share. On December 31, 2010, the Note balance was $10,000 and accrued interest was $1,063.

(h)
On December 31, 2009, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 2,000 shares of Class A common stock in connection with this loan. On December 31, 2010, the Note balance due on this note was $10,000 and accrued interest was $1,000.

(i)
On December 31, 2009, the Company borrowed $15,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 3,000 shares of Class A common stock  in connection with this loan.  On December 31, 2010, the Note balance was $15,000 and accrued interest was $1,498.

(j)
On February 1, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On December 31, 2010, the note balance was $10,000 and accrued interest on the note was $915.

(k)
On February 14, 2010, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 4,000 shares of Class A common stock in connection with this loan.  On December 31, 2010, the note balance was $20,000 and accrued interest on the note was $1,814.

(l)
On February 13, 2010, the Company borrowed $30,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 6,000 shares of Class A common stock in connection with this loan.  On December 31, 2010, the note balance was $30,000 and accrued interest on the note was $2,648.

(m)
On February 16, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On December 31, 2010, the note balance was $10,000 and accrued interest on the note was $868.

(n)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On December 31, 2010, the note balance was $10,000 and accrued interest on the note was $865.

(o)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On December 31, 2010, the note balance was $10,000 and accrued interest on the note was $865.

(p)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On December 31, 2010, the note balance was $10,000 and accrued interest on the note was $872.

(q)
On April 16, 2010, we entered into a Securities Purchase Agreement (“SPA”) with an investor and pursuant thereto issued an 8% convertible promissory note in the amount of $85,000 that is convertible into shares of Class A Common Stock.  The loan is due in full along with accrued interest on December 1, 2010.  The Investor has the right to convert all or any part of the outstanding and unpaid principal amount, as well as the interest accrued on this note into fully paid and non-assessable shares of Common Stock.  The conversion price is sixty-seven percent of the average of the three lowest bid prices on the over-the-counter bulletin board during the 10-day period prior to the conversion. During the period commencing on the execution of the note and ending 180 days thereafter, subject to certain limitations, provided the Investor has not sent us a notice of conversion, we have the right to redeem the note for an amount equal to 150 percent of the outstanding principal amount of the note plus the interest accrued and unpaid thereon, plus certain other adjustments.  On September 30, 2010, the note balance was $85,000 and accrued interest on the note was $3,131.  Because the conversion price of this convertible note is below market price of the Company’s stock, this note is deemed to have an embedded beneficial conversion feature.  Because the conversion price is based upon the price of the Company stock and is a variable price, this conversion feature is considered a derivative liability pursuant to ASC 815-40 (note 6).  The beneficial conversion feature was valued via the Black-Scholes valuation method at $9,343 at the time the note was issued. This amount is considered a discount to the note, and is being amortized to interest expense over the life of the note.  During the year ended December 31, 2010, the entire discount of $9,343  was amortized, and at December 31, 2010 the amount of unamortized discount was $0.   During the three months ended December 31, 2010, principal in the amount of $55,000 was converted into 314,738 shares of the Company’s Class A Common stock. At December 31, 2010, principal of $30,000 and accrued interest of $4,233 were due on the note.

(r)
On June 15, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  On December 31, 2010, the note balance was $10,000 and accrued interest on the note was $545.

(s)
On September 29, 2010, the Company borrowed $80,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 8,000 shares of Class A common stock in connection with this loan.  On December 31, 2010, the note balance was $80,000 and accrued interest on the note was $2,060.

(t)
On November 10, 2010, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 12% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 3,000 shares of Class A common stock in connection with this loan.  On December 31, 2010, the note balance was $25,000 and accrued interest on the note was $349.

(u)
On December 29, 2010, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.  On December 31, 2010, the note balance was $25,000 and accrued interest on the note was $14.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 1,000,000 shares of blank check preferred stock at $0.001 par value.  To date, the Company has issued no preferred stock.  A full description of our preferred stock is provided in the prelude to this Form 10-K as well as in Note 1.

Common Stock

The Company’s capitalization authorized is 100,000,000 Class A common shares and 16,110,500 Class B common shares each class with a par value of $0.001 per share. As of December 31, 2010 the Company had 26,242,082 Class A common shares and 16,110,500 Class B common shares issued and outstanding.   A full description of our common stock is provided in the prelude to this Form 10-K as well as in Note 1.

During January, 2010, we issued 50,000 Class A Common shares valued at $0.50 per share in connection with a drawdown equity financing agreement and registration rights agreement with respect to purchase of up to $10 million of the Company’s Class A Common stock over a term of three years.

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

During the period from January 1, 2010 to March 31, 2010, we sold to sixteen investors 331,000 Class A Common shares for $0.50 per share for cash and realized total proceeds of $165,500.

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

During the period from April 1, 2010 to June 30, 2010, we sold to seven investors 172,000 Class A Common shares for $0.50 per share for cash and realized total proceeds of $86,000.

During the period from April 1, 2010 to June 30, 2010, we issued an aggregate of 167,000 Class A common shares valued at $0.50 per share to four consultants as payment to implement and maintain digital advertising as well as future professional services.

During the period from July 1, 2010 to September 30, 2010, we issued 8,000 Class A common shares valued at $0.49 per share in connection with the execution of a Convertible Note in the amount of $80,000.

During the period from July 1, 2010 to September 30, 2010, we issued  50,000 Class A common shares valued at $0.51 per share to a consultant as payment to implement and maintain digital advertising for an aggregate price of $25,500.

In October 2010, the holder of our $85,000 convertible promissory note referenced in Notes 8(q) converted $55,000 of the principal due on the note into 314,738 shares of our common stock.

In October 2010 through December 2010, we issued an aggregate of 40,500 Class A common shares as loan origination fees.

In November 2010, we sold an aggregate 200,000 Class A common shares for cash proceeds of $100,000.

The Company believes all of the issuances of securities referred to in this Note were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

NOTE 10 – COMITTMENTS AND CONTINGENCIES

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

Future minimum rental payments under this operating lease are as follows:

Year ending December 31,	2011	17,174
	2012	7,159
		$24,333

 Rent expense for leased facilities for the years ended December 31, 2010 and 2009 were $38,659 and $38,659 respectively.

Vessel Purchase

On September 12, 2007, the Company completed the purchase of the passenger ship m/v Atlantis, and subsequently renamed it the m/v Island Breeze.  The total costs related to the purchase of the vessel were $8,039,645.  As of December 31, 2010, the Company has paid an additional $2,106,428 in renovation costs for a total cost of $10,146,073.

The m/v Island Breeze is currently moored in Elefsina Bay, near Piraeus, Greece.  We estimate that the full scale renovation of the Island Breeze will cost an additional $5,750,000 and will take approximately three months from the commencement of full scale renovations, which will occur after the required financing is secured.  Additionally, we anticipate that we will incur an additional $2,600,000 of costs related to the purchase and installation of gaming equipment, IT equipment, and other furniture, fixtures & equipment.  However, we believe that such costs can be reduced if we were to utilize, in part or in whole, the gaming equipment, IT equipment, and other furniture and fixtures that we removed from the Casino Royale prior to its sale.  Further, we will continue to incur additional carrying costs related to the Island Breeze while we seek to secure the financing necessary to renovate and refit the vessel.  We may modify the scope of the renovations if we are unable to secure the financing we require to complete the contemplated renovations.

On May 23, 2008, the Company acquired the m/v Casino Royale from Catino, S.A.  The total costs related to the purchase of the vessel were $4,622,164.    On May 7, 2010 we sold the Casino Royale for $1,970,815, which net of various adjustments including relocation expenses, resulted in us realizing $887,000.  The sale excluded all gaming and entertainment equipment and furniture located on board the Casino Royale, which we believe had a current value of approximately $2,000,000.    During the year ended December 31, 2010, the Company sold certain of these assets with an aggregate book value of $1,312,657 for cash of $285,000 and a receivable of $191,090. The Company also recorded a revaluation loss of $118,457, and a loss on the sale of assets of $718,110.  At December 31, assets with an estimated market value of $687,343 remain on the Company’s balance sheet.   We intend to retain and store the remaining gaming and entertainment equipment and furniture which we may later sell or utilize on another vessel.  No assets have been sold subsequent to this balance sheet date.

NOTE 11 - RELATED PARTY TRANSACTIONS

During the period of January 1, 2010 to December 31, 2010, the Company engaged in the following related party transactions as noted in sub-notes below

(1)             On January 13, June 3, and August 30, 2010, the Company made principal payments in the amount of $500, $500, and $8,000, respectively, on a note payable to a related party.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated its December 31, 2010 consolidated financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements, except for the ones disclosed below.

During January, 2011, a holder of our promissory note, with an outstanding principal balance of $30,000, converted $30,000 of the principal and $4,233 in accrued interest due on this note into 267,399 Class A Common shares.

On February 10, 2011, we borrowed $20,000 from an Officer of the Company and issued a convertible promissory note payable twelve months from the date of issue. On or before the maturity date, upon written notice to the Company, the lender may elect to convert the principal amount of this Note into Class A Common shares at a conversion price of $0.25 per share.

On February 15, 2011, the Company borrowed $50,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.

On February 15, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share.  The Company also issued 250 shares of Class A common stock in connection with this loan.

On February 15, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share.  The Company also issued 250 shares of Class A common stock in connection with this loan.

On February 15, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share.  The Company also issued 250 shares of Class A common stock in connection with this loan.

On February 15, 2011, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.

On February 16, 2011, the holder of our $10,000 convertible promissory note converted $4,000 of principal and $1,084 of accrued interest due on the note into 28,246 shares of Class A common stock.  We paid the lender $6,000 of remaining principal due to satisfy the loan.

On February 25, 2011, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.

On March 25, 2011, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.

On March 28, 2011, the Company borrowed $50,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.

On March 29, 2011, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.

On March 31, 2011, a holder of our promissory note, with an outstanding principal balance of $10,000, converted $10,000 of the principal and $1,310 in accrued interest due on this note into 75,400 Class A Common shares.