Form 10-Q
period 2011-03-31
ISLAND BREEZE INTERNATIONAL, INC.
filed 2011-05-16
CIK 1419886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 1, 2011, the registrant had outstanding 26,917,127 shares of Class A Common Stock and 16,110,500 shares of Class B Common Stock.

ISLAND BREEZE INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2011

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

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$109,689	$49,635
Other receivables	1,600	192,690
Prepaid expenses	102,631	102,899

Total current assets	213,920	345,224

Property and equipment, net	6,382	7,237
Gaming, entertainment equipment, and furniture not in use	687,343	687,343
Vessel under renovation - m/v Island Breeze (ex Atlantis)	10,232,399	10,146,073

Total assets	$11,140,044	$11,185,877

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$163,134	$196,835
Accrued expenses	180,235	194,967
Accrued interest - related parties	11,428	11,858
Accrued interest	38,167	26,920
Derivative liability	-	18,202
Notes payable - related parties	105,000	125,000
Notes payable - others	41,335	61,335
Convertible notes payable - related parties	20,000	-
Convertible notes payable	862,904	707,904

Total current liabilities	1,422,203	1,343,021

Stockholders' equity
Preferred stock, $0.001 par value, 1,000,000 authorized, none issued and outstanding at March 31, 2011 and December 31, 2010, respectively	-	-
Class A common stock: $0.001 par value; authorized 100,000,000; 26,917,127 and 26,242,082 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	26,917	26,242
Class B common stock: $0.001 par value; 16,110,500 authorized, issued and outstanding at March 31, 2011 and December 31, 2010, respectively	16,111	16,111
Additional paid-in capital	19,603,964	19,461,419
Accumulated deficit during development stage	(9,929,151)	(9,660,916)

Total stockholders' equity	9,717,841	9,842,856

Total liabilities and stockholders’ equity	$11,140,044	$11,185,877

See Notes to Consolidated Financial Statement

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(Unaudited)
			September, 27 2006
			(inception) to
	Three Months Ended March 31,		March 31,
	2011	2010	2011

Revenues	$-	$-	$-

Cost of Revenues	-	-	-

Gross profit	-	-	-

General, and administrative expenses	246,324	661,755	4,855,562

Operating loss	(246,324)	(661,755)	(4,855,562)

Nonoperating income (expenses):
Impairment of vessel and equipment	-	(4,061,544)	(4,180,001)
Loss from revaluation of derivative liability	-	-	(40,887)
Loss on sale of equipment	-	-	(718,110)
Interest income	3	-	1,290
Interest expense	(21,914)	(15,302)	(135,881)

Loss before income tax expense	(268,235)	(4,738,601)	(9,929,151)

Income tax expense	-	-	-

Net Loss	$(268,235)	$(4,738,601)	$(9,929,151)

Net loss per share, basic	$(0.01)	$(0.12)

Net loss per share, diluted	$(0.01)	$(0.12)

Weighted average number of shares of common stock outstanding, basic	42,604,564	40,508,510

Weighted average number of shares of common stock outstanding, diluted	42,604,564	40,508,510

See Notes to Consolidated Financial Statements

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
						Accumulated
						Deficit
	Common Stock				Additional	During
	Shares		Amount		Paid-In	Development
	Class A	Class B	Class A	Class B	Capital	Stage	Total
September 27, 2006 (Inception)	13,889,500	16,110,500	$13,889	$16,111	$(30,000)	$-	$-
Additional cash contributions to equity	-	-	-	-	5,003,926	-	5,003,926
Net loss	-	-	-	-	-	(172,009)	(172,009)
Balance, December 31, 2006	13,889,500	16,110,500	13,889	16,111	4,973,926	(172,009)	4,831,917
Additional cash contributions to equity	-	-	-	-	4,970,795	-	4,970,795
Net loss	-	-	-	-	-	(616,907)	(616,907)
Balance, December 31, 2007	13,889,500	16,110,500	13,889	16,111	9,944,721	(788,916)	9,185,805
Additional cash contributions to equity	-	-	-	-	1,032,676	-	1,032,676
Net loss	-	-	-	-	-	(618,411)	(618,411)
Balance, December 31, 2008	13,889,500	16,110,500	13,889	16,111	10,977,397	(1,407,327)	9,600,070

Stock issued in recapitalization pursuant to reverse merger	3,500,000	-	3,500	-	(3,500)	-	-
Convertible note issued for cancelled officer shares	(2,000,000)	-	(2,000)	-	(168,000)	-	(170,000)
Shares issued for convertible notes payable at $1.00 per share in June, 2009	5,566,795	-	5,567	-	5,561,228	-	5,566,795
Shares issued for convertible notes payable at $0.50 per share in June, 2009	300,049	-	300	-	149,725	-	150,025
Shares issued for services at $0.70 per shares in June, 2009	500,000	-	500	-	349,500	-	350,000
Shares issued for services at $0.20 per share in June, 2009	25,000	-	25	-	4,975	-	5,000
Shares sold for cash at $0.50 per share in June, 2009	20,000	-	20	-	9,980	-	10,000
Shares issued for services at $0.50 per share in July, 2009	270,000	-	270	-	134,730	-	135,000
Shares sold for cash at $0.50 per share in July, 2009	420,000	-	420	-	209,580	-	210,000
Shares sold for cash at $0.50 per share in August, 2009	280,000	-	280	-	139,720	-	140,000
Shares sold for cash at $0.50 per share in September, 2009	175,000	-	175	-	87,325	-	87,500
Shares issued for convertible notes payable at $0.28 per share in September, 2009	600,000	-	600	-	169,400	-	170,000
Shares issued for services at $0.50 per share in September, 2009	25,000	-	25	-	12,475	-	12,500
Shares sold for cash at $0.25 per share in October, 2009	80,000	-	80	-	19,920	-	20,000
Shares sold for cash at $0.50 per share in October, 2009	20,000	-	20	-	9,980	-	10,000
Shares issued for services at $0.50 per share in November, 2009	642,500	-	643.00	-	320,607	-	321,250
Shares issued for services at $0.50 per share in December, 2009	10,000	-	10	-	4,990	-	5,000
Additional cash contributions to capital	-	-	-	-	590,262	-	590,262
Net loss for the year ended December 31, 2009	-	-	-	-	-	(1,623,928)	(1,623,928)
Balance, December 31, 2009	24,323,844	16,110,500	24,324	16,111	18,580,294	(3,031,255)	15,589,474

Shares issued for services at $0.50 per share in January, 2010	210,000	-	210	-	104,790	-	105,000
Shares issued for services at $0.50 per share in February, 2010	235,000	-	235	-	117,265	-	117,500
Shares sold for cash at $0.50 per share in February, 2010	202,000	-	202	-	100,798	-	101,000
Shares issued for services at $0.50 per share in March, 2010	175,000	-	175	-	87,325	-	87,500
Shares sold for cash at $0.50 per share in March, 2010	129,000	-	129	-	64,371	-	64,500
Shares issued for services at $0.50 per share in April, 2010	32,000	-	32	-	15,968	-	16,000
Shares sold for cash at $0.50 per share in April, 2010	172,000	-	172	-	85,828	-	86,000
Shares issued for services at $0.50 per share in June, 2010	150,000	-	150	-	74,850	-	75,000
Shares issued for services at $0.51 per share in July, 2010	50,000	-	50	-	25,450	-	25,500
Shares issued at $0.49 per share as origination fee for note payable in September, 2010	8,000	-	8	-	3,912	-	3,920
Shares issued at $0.2412 per share for conversion of note payable in October, 2010	41,459	-	41	-	9,959	-	10,000
Shares issued at $0.1876 per share for conversion of note payable in October, 2010	53,305	-	53	-	9,947	-	10,000
Shares issued at $0.1675 per share for conversion of note payable in November, 2010	59,701	-	60	-	9,940	-	10,000
Shares issued at $0.1414 per share for conversion of note payable in November, 2010	70,721	-	71	-	9,929	-	10,000
Shares issued at $0.1675 per share for conversion of note payable in December, 2010	89,552	-	90	-	14,910	-	15,000
Conversion option liability charged to APIC at time of conversion	-	-	-	-	32,028	-	32,028
Shares issued at $0.64 per share as loan origination fees in October, 2010	5,000	-	5	-	3,200	-	3,205
Shares issued at $0.28 per share as loan origination fees in November, 2010	3,000	-	3	-	837	-	840
Shares issued at $0.30 per share as loan origination fees in November, 2010	15,000	-	15	-	4,485	-	4,500
Shares issued at $0.33 per share as loan origination fees in November, 2010	15,000	-	15	-	4,935	-	4,950
Shares issued at $0.24 per share as loan origination fees in December, 2010	2,500	-	2	-	598	-	600
Shares sold for cash at $0.50 per share in November, 2010	200,000	-	200	-	99,800	-	100,000
Net loss for the year ended December 31, 2010	-	-	-	-	-	(6,629,661)	(6,629,661)
Balance, December 31, 2010	26,242,082	16,110,500	26,242	16,111	19,461,419	(9,660,916)	9,842,856

Shares issued at $0.1407 per share for conversion of note payable in January 2011	71,073	-	71	-	9,929	-	10,000
Shares issued at $0.1273 per share for conversion of note payable in January 2011	94,266	-	94	-	11,906	-	12,000
Shares issued at $0.1117 per share for conversion of note payable in January 2011	102,060	-	102	-	12,131	-	12,233
Shares issued at $0.18 per share for conversion of note payable in February 2011	28,246	-	28	-	5,022	-	5,050
Shares issued at $0.15 per share for conversion of note payable in March 2011	75,400	-	75	-	11,235	-	11,310
Derivative liability charged to APIC at time of conversion	-	-	-	-	18,202	-	18,202
Shares issued at $0.25 per share as loan origination fees in March 2011	38,000	-	38	-	9,462	-	9,500
Shares issued at $0.18 per share as loan origination fees in March 2011	22,500	-	23	-	4,027	-	4,050
Shares issued for services at $0.25 per share in March 2011	163,500	-	164	-	40,711	-	40,875
Shares issued under SIP at $0.25 per share in March 2011	60,000	-	60	-	14,940	-	7,500
Shares issued for services at $0.25 per share in March 2011	20,000	-	20	-	4,980	-	5,000
Net loss for the quarter ended March 31, 2011	-	-	-	-	-	(268,235)	(268,235)
Balance, March 31, 2011 (unaudited)	26,917,127	16,110,500	$26,917	$16,111	$19,603,964	$(9,929,151)	$9,717,841

See Notes to Consolidated Financial Statements

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows (Unaudited)
			Sept 27, 2006
	Three Months Ended March 31		(inception) to
	2011	2010	March 31, 2011
Cash Flows From Operating Activities
Net loss	$(268,235)	$(4,738,601)	$(9,929,151)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	855	665	13,707
Amortization of discount on notes payable	-	-	9,343
Impairment of tangible asset	-	4,061,544	4,180,001
Loss on sale of equipment	-	-	718,110
Revaluation of derivative liability	-	-	40,887
Stock issued for services	60,875	310,000	1,316,125
Stock issued for loan origination fee	13,550	-	31,565
Stock issued for interest	-	-	25
Changes in assets and liabilities
Prepaid expenses	268	217,954	(102,631)
Other accounts receivable	191,090	-	189,490
Accounts Payable	(33,701)	45,210	163,135
Accrued expense	(14,732)	25,045	208,021
Accrued interest - related parties	(430)	-	5,339
Accrued interest	17,840	-	62,491

Net cash used in operating activities	(32,620)	(78,183)	(3,093,543)

Cash Flows From Investing Activities
Purchase of furniture and equipment	-	-	(20,097)
Proceeds from sale of assets	-	-	1,172,000
Purchase of assets - Island Breeze and m/v Casino Royale	(86,326)	(173,984)	(16,983,132)

Net cash used in investing activities	(86,326)	(173,984)	(15,831,229)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes	205,000	100,000	6,546,362
Proceeds from issuance of notes	-	-	399,000
Principal payments on notes payable - other	(20,000)	(37,865)	(156,144)
Principal payments on convertible notes	(6,000)	-	(6,000)
Proceeds from issuance of common stock for cash	-	165,500	809,000
Proceeds from notes payable related parties	20,000	-	20,000
Payments of notes payable related parties	(20,000)	(500)	(175,416)
Contributed capital	-	-	11,597,659
Net cash provided by financing activities	179,000	227,135	19,034,461

Net increase (decrease) in cash	60,054	(25,032)	109,689

Cash and cash equivalents, beginning of period	49,635	77,333	-

Cash and cash equivalents, end of period	$109,689	$52,301	$109,689

Cash paid during the period for:

Interest	$4,504	$-	$21,372

Taxes	$-	$-	$-

Supplemental Information and Non-monetary Transactions:

Issuance of stock for convertible debt and accrued interest	$50,593	$-	$6,044,096
Issuance of stock for services	$60,875	$310,000	$1,316,125
Issuance of stock for loan origination fee	$13,550	$-	$31,565
Capitalized accrued interest	$-	$-	$597,699
Issuance of convertible debt for stock	$-	$-	$170,000
Reclass conversion option liability to additional paid-in capital	$18,202	$-	$18,202

See Notes to Consolidated Financial Statements

ISLAND BREEZE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation

Island Breeze International, Inc. (“IB International” or the “Company”, “we”, “our”), a development-stage enterprise under the provisions of ASC 915 “Development Stage Enterprises” is the holding company of Island Breeze International (“IBI”). IBI’s core business is focused on developing and operating entertainment day cruises.  The mission of IBI is to develop the next generation entertainment product for the discerning population, who demand excellence and an alternative closer to home.

On June 12, 2009 IB International’s predecessor, Goldpoint Resources, Inc. (“Goldpoint”), acquired all of the issued and outstanding capital stock of IBI, a privately held exempt Cayman Islands company, which before closing was a wholly-owned subsidiary of Olympian Cruises, LLC (“Olympian”), a Delaware Limited Liability Company.

As of June 12, 2009, Olympian acquired control of Goldpoint in a transaction we referred to herein as the Share Exchange.  As of such date, Goldpoint issued 30,000,000 shares of its common stock (or approximately 77.8 % of Goldpoint’s common stock outstanding on the date hereof) to Olympian.  In return for such issuances of shares, Goldpoint received all of the outstanding shares of capital stock of IBI thus, IBI became Goldpoint’s wholly-owned subsidiary and the business of the subsidiary constitutes our only operations.

Since this transaction resulted in existing shareholders of IBI acquiring control of Goldpoint, for financial reporting purposes, the business combination has been accounted for as an additional capitalization of Goldpoint (a reverse acquisition with IBI as the accounting acquirer).  As the operations of IBI are the only continuing operations of the Company, in accounting for the transaction, IBI is deemed to be the purchaser for financial reporting purposes.  Accordingly, IBI’s net assets were included in the consolidated balance sheet at their historical value.

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

As a result of the Merger, Goldpoint, our predecessor Nevada Corporation, no longer exists, our name has changed to Island Breeze International, Inc. and each outstanding share of Goldpoint’s common stock, $0.001 par value, has been automatically converted into one share of Class A Common Stock of IB International.  Each outstanding stock certificate representing Goldpoint common stock is deemed, without any action by the shareholder to represent the same number of shares of Class A Common Stock of IB International.  Stockholders did not need to exchange their stock certificates as a result of the Merger.

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

On September 15, 2009, the Company adopted its 2009 Stock Incentive Plan (the “Plan” of "SIP").  We adopted the 2009 Plan to provide a means by which employees, directors, and consultants of the Company and those of our subsidiaries and other designated affiliates, which we refer to together as our affiliates, may be granted awards of our Class A Common Stock, be given the opportunity to purchase our Class A Common Stock and be granted other benefits including those measured by increases in the value of our Class A Common Stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success and the success of our affiliates.

Subject to the terms of the Plan, the plan administrator, currently the Company’s Board of Directors, shall determine the provisions, terms, and conditions of each award including, but not limited to, the vesting schedules, repurchase provisions, rights of first refusal, forfeiture provisions, form of payment (cash, shares, or other consideration) upon settlement, payment contingencies, performance criteria for vesting and other matters.  During the three months ended March 31, 2011, the Company awarded an aggregate of 60,000 shares of Class A Common Stock under the Plan.  On March 31, 2011 there are 4,705,000 shares are available for issuance under the Plan.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission.  Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended December 31, 2010. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the full year.

Principles of Consolidation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP.”)   The accompanying consolidated financial statements include the financial statements of the Company, and its subsidiary IB International. All inter-company transactions and balances between the Company and its subsidiary are eliminated upon

Use of Estimates

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

Long-lived Assets

Long-lived assets primarily include property and equipment and intangible assets with finite lives. Long-lived assets are reviewed on a regular basis or, when such events occur that may require management to perform an interim review, for the existence of facts and circumstances that may suggest that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated undiscounted future cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

During the three months ended March 31, 2011, the Company did not recognize any impairment to its long lived assets.  From inception to December 31, 2010, the Company recognized an aggregate of $4,180,001 in impairment expense associated with the sale of a vessel on May 7, 2010.

Advertising expense

The Company expenses advertising costs as incurred. The Company incurred no advertising expense for the three months ended March 31, 2011 and 2010 respectively.

Income Taxes

The Company accounts for income taxes under ASC 740 "Income Taxes". Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Comprehensive Income

Comprehensive income includes net income and also considers the effect of other changes to stockholders’ equity that are not required to be recorded in determining net income, but are rather reported as a separate component of stockholders’ equity. During the three months ended March 31, 2011 and 2010 there were no sources of other comprehensive income.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2011.  FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2011 and 2010.

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. During the three months ended March 31, 2011 and 2010, and from inception to March 31, 2011, common stock equivalents were not included in the calculation of the diluted weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

At March 31, 2011, the following convertible securities were not included in the fully-diluted loss per share because the result would have been anti-dilutive:  debt convertible into 1,091,808 shares at $0.50 per share, debt convertible into 240,000 shares at $0.25 per share, debt convertible into 1,025,000 shares at $0.20 per share, and debt convertible into 480,000 shares at $0.15 per share.

Share Based Compensation

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements the Company incurred losses from operations of $246,324 and $661,755 for the three months ended March 31, 2011 and 2010, respectively and $4,855,562 from inception (September 27, 2006) through March 31, 2011. In addition, the Company’s current liabilities exceed its current assets by $1,208,283, as of March 31, 2011. These factors among others, including the Company’s current cash position, which was $109,689 as of March 31, 2011, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time absent the infusion of substantial additional capital.

We do not have the cash reserves required to complete the renovations of our vessel or to commence operations.  We believe that we will need at least $12,000,000 of outside funding for us to launch our vessel and initiate our business. We may also decide to acquire another vessel from which we may establish our initial operations, which will require an undetermined amount of outside funding to acquire and initiate our entertainment cruise operations.  We currently expect to renovate the m/v Island Breeze, a 410 foot vessel currently located in Greece which we acquired on September 12, 2007.  Upon completion of renovations of the Island Breeze, we intend to place the Island Breeze in service and establish our planned entertainment cruise operation from a yet to be determined port location.   If our initial operations are located in East Asia, we may decide to acquire another vessel from which we can commence our initial operations.

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

Recent Accounting Pronouncements

Recently Issued Standards

In the quarter ending March 31, 2011, the Financial Accounting Standards Board (“FASB”) has issued ASU No. 2011-01 through ASU 2011-3, which is not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Furniture and fixtures	$3,844	$3,844
Office equipment	12,672	12,672
Computer software	3,573	3,573
	20,089	20,089

Less accumulated depreciation	13,707	12,852

Property and equipment, net	$6,382	$7,237,

Depreciation expense was $855 for the three month period ended March 31, 2011, $665 for the three months period ended March 31, 2010, and $13,707 since inception, respectively.

NOTE 4 – GAMING, ENTERTAINMENT EQUIPMENT, AND FURNITURE NOT IN USE

On May 23, 2008, the Company acquired the m/v Casino Royale from Catino, S.A.  The total costs related to the purchase of the vessel were $4,622,164.    On May 7, 2010 we sold the Casino Royale for $1,970,815, which net of various adjustments including relocation expenses, resulted in us realizing $887,000.  The sale excluded all gaming and entertainment equipment and furniture located on board the Casino Royale, which we believe had a current value of approximately $2,000,000.    During the year ended December 31, 2010, the Company sold certain of these assets with an aggregate book value of $1,312,657 for cash of $285,000 and a receivable of $191,090. The Company also recorded a revaluation loss of $118,457, and a loss on the sale of assets of $718,110.  At March 31, 2011, assets with a book value of $687,343 remain on the Company’s balance sheet.

NOTE 5 – VESSEL UNDER RENOVATION – M/V ISLAND BREEZE (EX ATLANTIS)

On September 12, 2007, the Company completed the purchase of the passenger ship m/v Atlantis, and subsequently renamed it the m/v Island Breeze.  The total costs related to the purchase of the vessel were $8,039,645.  As of March 31, 2011, the Company has paid an additional $2,192,754 in renovation costs for a total cost of $10,232,399.

The m/v Island Breeze is currently moored in Elefsina Bay, near Piraeus, Greece.  We estimate that the full scale renovation of the Island Breeze will cost an additional $5,750,000 and will take approximately four months from the commencement of full scale renovations, which will occur after the required financing is secured.  Additionally, we anticipate that we will incur an additional $2,600,000 of costs related to the purchase and installation of gaming equipment, IT equipment, and other furniture, fixtures & equipment.  However, we believe that such costs can be reduced if we were to utilize, in part or in whole, the gaming equipment, IT equipment, and other furniture and fixtures that we removed from the Casino Royale prior to its sale.  Further, we will continue to incur additional carrying costs related to the Island Breeze while we seek to secure the financing necessary to renovate and refit the vessel.  We may modify the scope of the renovations if we are unable to secure the financing we require to complete the contemplated renovations.

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

ASC 815-40 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  As disclosed in Note 7 (q), during April of 2010, the Company entered into a convertible loan which contains a variable conversion price.   In accordance with ASC 815-40, this conversion option is classified as a derivative liability and was valued at $9,343.  This amount was credited to conversion option liability when the note was issued.   The estimated values of the conversion options were determined using the Black-Scholes pricing model and the following assumptions:  Expected volatility of 35% - 61%;   Expected life (years) of .63 to .17; risk free interest rate of 0.24% to 0.22%; and dividend rate of 0.  During the year ended December 31, 2010, the entire discount of $9,343 was amortized, and at March 31, 2011 the amount of unamortized discount was $0.

Based upon ASC 840-15-25 the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible securities. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.  Accordingly, sufficient shares are deemed available to satisfy the potential conversion of the conventional convertible notes issued and these previously issued conventional convertible notes are not classified as derivatives.

NOTE 7 – NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Notes payable - related parties, (a)(b)(d)	$105,000	$125,000
Notes payable – others, (c)	41,335	61,335
Convertible notes payable – related parties, (v)	20,000	-
Convertible notes payable, (e) through (ae)	862,904	707,904
	$1,029,239	$894,239

(a)
On December 1, 2008 and December 5, 2008 the Company borrowed an aggregated sum of $90,000 from officers and directors of the Company.  The Company issued Promissory Notes with a term of one year at an interest rate of 5% that accrues to term.  The Notes were subsequently reissued under the original terms of the Notes and are payable along with accrued interest on December 1, 2011 and December 5, 2011.  During the year ended December 31, 2010, the Company made principal payments in the amount of $5,000 on these Notes. During the period from January 1, 2011 to March 31, 2011, the Company made principal payments of $20,000 and accrued interest payments of $2,135 on these Notes.  On March 31, 2011, the aggregate principal balance of the Notes was $65,000 and accrued interest was $8,073.

(b)
On June 4, 2009, the Company borrowed $50,000 and issued a Promissory Note to a lender affiliated with one of our directors.  The Promissory Note provides for interest at the rate of 5% per annum and is payable along with principal, sixty days from date of issue.  On August 5, 2009 the Company reissued the Promissory Note under the original terms, for $50,411, which included the original principle plus accrued interest.  We also issued 10,000 shares of Class A common stock in connection with this loan.   On October 13, 2009, the Company made a principal payment of $17,000 and reissued the Promissory Note under the original terms for $33,797, which included the remaining principal plus accrued interest.    On April 23, 2010, the Company paid the remaining principal balance of $8,411 and accrued interest of $693. At March 31, 2011, there is no balance due on this note for principal or accrued interest.

(c)
On June 18, 2009, the Company borrowed $250,000 and issued a Promissory Note evidencing this loan.  This loan, plus interest at the rate of 12% per annum and is payable 90 days from the date of issue.  We also issued 25,000 shares of Class A common stock in connection with this loan.  On September 17, 2009 the Company reissued the Promissory Note under the original terms, for $227,479, which included the original principle amount less a $30,000 principal pay down plus accrued interest.  The Promissory Note is payable 90 days from date of issue.  We also issued 25,000 shares of Class A common stock in connection with the extension of this loan.  On December 17, 2009 the Company reissued the Promissory Note under the original terms, for $200,788, which included the original principle amount less a $30,000 principal pay down plus accrued interest.  The Promissory Note is payable 104 days from date of issue.  We also issued 5,000 shares of Class A common stock in connection with the extension of this loan.    On April 1, 2010, the Company reissued the Promissory Note under the original terms, for $167,335, which included accrued interest.  The Promissory Note was payable six months from date of issue. On October 1, 2010, the Company reissued the Promissory Note under the original terms, for $91,335 and is payable along with accrued interest on March 31, 2011.  Subsequent to the due date, the lender verbally agreed to extend the Note on a month-to-month basis until paid in full.   During the period from January 1, 2011 to March 31, 2011, the Company made aggregate principal payments in the amount of $20,000.  At March 31, 2011, the Note balance was $41,335 and accrued interest on the Note was $3,983.

(d)
On October 9, 2009, the Company borrowed $49,000 and issued a Promissory Note to Olympian Cruises, LLC. The Promissory Note provides for interest at the rate of 5% per annum and is payable along with principal, one year from the date of issue.   On January 13, 2010, the Company made a principal payment in the amount of $500.  On June 3, 2010, the Company made a principal payment in the amount of $500.  On August 30, 2010, the Company made a principal payment in the amount of $8,000. On October 9, 2010, the Company reissued the Promissory Note under the original terms for $40,000 payable along with accrued interest on October 9, 2011.  On March 31, 2011, the Note balance was $40,000 and accrued interest on the Note was $3,076.

(e)
On November 6, 2009, the Company borrowed $300,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 120,000 shares of Class A common stock in connection with this loan. On November 17, 2010, the Company reissued the Note under the original terms in the amount of $330,904 which included accrued interest of $30,904.  As additional consideration for the lender agreeing to this transaction, the Company issued 15,000 restricted shares of its Class A common stock to the note holder. On March 1, 2011, the Note was reissued in the amount of $330,904, with a maturity date of June 1, 2011.  As additional consideration of the lender agreeing to this transaction, the Company issued 10,000 restricted shares of its Class A common stock to the Note holder.  On March 31, 2011, the Note balance was $330,904 and accrued interest on the Note was $12,149.

(f)
On November 17, 2009, the Company borrowed $72,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 22,500 shares of Class A common stock in connection with this loan.  On November 23, 2010, the Company issued a new Convertible Promissory Note in the principal amount of $72,000 to replace the expiring note. The new note bears interest at the rate of 12% per annum, and is payable in one installment on February 23, 2011.  On November 24, 2010, the Company paid accrued interest in the amount of $7,318.  The Company also issued 15,000 shares of Class A common stock in connection with the new note. On March 4, 2011, the Company issued a new Convertible Promissory Note in the principal amount of $72,000 to replace the expiring Note.  The new Note bears interest at the rate of 15% per annum, a conversion price of $0.15 per share, and is payable in one installment on May 31, 2011.  On March 8, 2011, the Company paid accrued interest in the amount of $2,369.  The Company also issued 30,000 shares of Class A common stock in connection with the new Note.  On March 31, 2011, the Note balance was $72,000 and accrued interest on the Note was $822.

(g)
On December 18, 2009, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan. On March 31, 2011, the holder of the Note converted the principal balance of $10,000 and accrued interest of $1,310 into 75,400 shares of Class A common shares which satisfied the Company’s obligations under this Note.

(h)
On December 31, 2009, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 2,000 shares of Class A common stock in connection with this loan. On February 11, 2011, the Company reissued the Note with a maturity date of September 30, 2011 and a conversion price of $0.25 per share. As additional consideration of the lender agreeing to this transaction, the Company issued 1,000 restricted shares of its Class A common stock to the Note holder.   On March 31, 2011, the Note balance was $10,000 and accrued interest was $1,247.

(i)
On December 31, 2009, the Company borrowed $15,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 3,000 shares of Class A common stock in connection with this loan.  On the maturity of the loan, the lender verbally agreed to extend the note on a month-to-month basis on the current terms until such time as the Company has sufficient cash liquidity to satisfy the obligation in full.  On March 31, 2011, the Note balance was $15,000 and accrued interest was $1,868.

(j)
On February 1, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On February 16, 2011, the holder converted $4,000 of principal and $1,084 of accrued interest due on the Note into 28,246 shares of Class A common stock.  We paid the lender $6,000 of remaining principal due to satisfy the Company’s obligations under the Note.

(k)
On February 3, 2010, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 4,000 shares of Class A common stock in connection with this loan. On February 11, 2011, the Company reissued the Note with a maturity date of September 30, 2011 and a conversion price of $0.25 per share. As additional consideration of the lender agreeing to this transaction, the Company issued 2,000 restricted shares of its Class A common stock to the Note holder.   On March 31, 2011, the Note balance was $20,000 and accrued interest was $2,307.

(l)
On February 13, 2010, the Company borrowed $30,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 6,000 shares of Class A common stock in connection with this loan.  On the maturity of the loan, the lender verbally agreed to extend the note on a month-to-month basis on the current terms until such time as the Company has sufficient cash liquidity to satisfy the obligation in full.  On March 31, 2011, the Note balance was $30,000 and accrued interest on the Note was $3,388.

(m)
On February 16, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On the maturity of the loan, the lender verbally agreed to extend the note on a month-to-month basis on the current terms until such time as the Company has sufficient cash liquidity to satisfy the obligation in full.  On March 31, 2011, the Note balance was $10,000 and accrued interest on the Note was $1,115.

(n)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 1,000 shares of Class A common stock in connection with this loan. On the maturity of the loan, the lender verbally agreed to extend the note on a month-to-month basis on the current terms until such time as the Company has sufficient cash liquidity to satisfy the obligation in full.   On March 31, 2011, the Note balance was $10,000 and accrued interest on the Note was $1,112.

(o)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 1,000 shares of Class A common stock in connection with this loan. On February 19, 2011, the Company reissued the Note with a maturity date of September 30, 2011 and a conversion price of $0.25 per share. As additional consideration of the lender agreeing to this transaction, the Company issued 1,000 restricted shares of its Class A common stock to the Note holder.   On March 31, 2011, the Note balance was $10,000 and accrued interest on the Note was $1,112.

(p)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On March 31, 2011, the Note balance was $10,000 and accrued interest on the Note was $1,119.

(q)
On April 16, 2010, we entered into a Securities Purchase Agreement (“SPA”) with an investor and pursuant thereto issued an 8% convertible promissory note in the amount of $85,000 that is convertible into shares of Class A Common Stock.  The loan is due in full along with accrued interest on December 1, 2010.  The Investor has the right to convert all or any part of the outstanding and unpaid principal amount, as well as the interest accrued on this note into fully paid and non-assessable shares of Common Stock.  The conversion price is sixty-seven percent of the average of the three lowest bid prices on the over-the-counter bulletin board during the 10-day period prior to the conversion. During the period commencing on the execution of the note and ending 180 days thereafter, subject to certain limitations, provided the Investor has not sent us a notice of conversion, we have the right to redeem the note for an amount equal to 150 percent of the outstanding principal amount of the note plus the interest accrued and unpaid thereon, plus certain other adjustments.   Because the conversion price is based upon the price of the Company stock and is a variable price, this convertible note is considered a derivative liability pursuant to ASC 815-40 (Note 6).  The beneficial derivative liability was valued via the Black-Scholes valuation method at $9,343 at the time the note was issued. This amount is considered a discount to the note, and is being amortized to interest expense over the life of the note.  During the year ended December 31, 2010, the entire discount of $9,343 was amortized, and at March 31, 2011 the amount of unamortized discount was $0.   During the year ended December 31, 2010, principal in the amount of $55,000 was converted into 314,738 shares of the Company’s Class A Common stock.  During the period January 1, 2011 to March 31, 2011, the remaining principal in the amount of $30,000 and accrued interest in the amount of $4,233 was converted into 267,399 Class A common shares which satisfied the Company’s obligations under this Note.

(r)
On June 15, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  On March 31, 2011, the Note balance was $10,000 and accrued interest on the Note was $792.

(s)
On September 29, 2010, the Company borrowed $80,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 8,000 shares of Class A common stock in connection with this loan.  On March 31, 2011, the Note balance was $80,000 and accrued interest on the Note was $4,032.

(t)
On November 10, 2010, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 12% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 3,000 shares of Class A common stock in connection with this loan.  On March 31, 2011, the Note balance was $25,000 and accrued interest on the Note was $1,089.

(u)
On December 29, 2010, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.  On March 31, 2011, the Note balance was $25,000 and accrued interest on the Note was $630.

(v)
On February 10, 2011, the Company borrowed $20,000 from an Officer of the Company and issued a Convertible Promissory Note evidencing this loan. This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the lender may elect to convert the principal amount of this Note into Class A Common shares at a conversion price of $0.25 per share, which is based upon an agreed value with lender. On March 31, 2011, the Note balance was $20,000 and accrued interest on the Note was $279.

(w)
On February 15, 2011, the Company borrowed $50,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.  On March 31, 2011, the Note balance was $50,000 and accrued interest on the Note was $603.

(x)
On February 15, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 250 shares of Class A common stock in connection with this loan.  On March 31, 2011, the Note balance was $5,000 and accrued interest on the Note was $60.

(y)
On February 15, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 250 shares of Class A common stock in connection with this loan.  On March 31, 2011, the Note balance was $5,000 and accrued interest on the Note was $60.

(z)
On February 15, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 250 shares of Class A common stock in connection with this loan.  On March 31, 2011, the Note balance was $5,000 and accrued interest on the Note was $60.

(aa)
On February 15, 2011, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 1,250 shares of Class A common stock in connection with this loan.  On March 31, 2011, the Note balance was $25,000 and accrued interest on the Note was $301.

(ab)
On February 25, 2011, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.  On March 31, 2011, the Note balance was $25,000 and accrued interest on the Note was $233.

(ac)
On March 25, 2011, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On March 31, 2011, the Note balance was $20,000 and accrued interest on the Note was $33.

(ad)
On March 28, 2011, the Company borrowed $50,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.  On March 31, 2011, the Note balance was $50,000 and accrued interest on the Note was $41.

(ae)
On March 29, 2011, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On March 31, 2011, the Note balance was $20,000 and accrued interest on the Note was $11.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 1,000,000 shares of blank check preferred stock at a par value $0.001 per share.  Our charter documents provide authorization to our Board of Directors to issue "blank check" preferred stock, with designations, rights and preferences as they may determine. Accordingly, our Board of Directors may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. These types of provisions may discourage, delay or prevent a change in our control and are traditional antitakeover measures. These provisions make it difficult for a majority stockholder to gain control of the Board of Directors and of our company. These provisions may be beneficial to our management and our Board of Directors in a hostile tender offer and may have an adverse impact on shareholders who may want to participate in such a tender offer, or who may want to replace some or all of the members of our Board of Directors.  To date, the Company has issued no preferred stock.

Common Stock

The Company’s capitalization authorized is 100,000,000 Class A common shares and 16,110,500 Class B common shares each class with a par value of $0.001 per share. As of March 31, 2011 the Company had 26,917,127 Class A common shares and 16,110,500 Class B common shares issued and outstanding.   A full description of our common stock is provided in the prelude to this Form 10-Q.

In January 2011, the holder of our $85,000 convertible promissory note referenced in Notes 7(q) converted $30,000 of the principal and $4,233 of accrued interest due on the note into 267,399 Class A common shares which satisfied the Company’s obligations under this Note.

On February 16, 2011, the holder of our $10,000 convertible promissory note referenced in Notes 7(j) converted $4,000 of principal and $1,050 of accrued interest due on the note into 28,246 shares of Class A common stock.  We paid the lender $6,000 of remaining principal due which satisfied the Company’s obligations under this Note.

On March 31, 2011, a holder of our promissory note referenced in Note 7(g), with an outstanding principal balance of $10,000, converted $10,000 of the principal and $1,310 in accrued interest due on this note into 75,400 Class A common shares which satisfied the Company’s obligations under this Note.

During the period from January 1, 2011 to March 31, 2011, we issued an aggregate of 183,500 Class A common shares valued at $0.25 per share to five consultants as payment to implement and maintain digital advertising as well as future promotional and marketing services.

During the period from January 1, 2011 to March 31, 2011, we issued an aggregate of 38,000 Class A common shares valued at $0.25 per share in connection with the execution of Convertible Notes.

During the period from January 1, 2011 to March 31, 2011, we issued an aggregate of 22,500 Class A common shares valued at $0.18 per share in connection with the execution of Convertible Notes.

During March, 2011, we issued an aggregate of 60,000 Class A Common shares under our 2009 Stock Incentive Plan valued at $0.25 per share.

The Company believes all of the issuances of securities referred to in this Note were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

NOTE 9 – COMITTMENTS AND CONTINGENCIES

Leasing Arrangements

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

Future minimum rental payments under this operating lease are as follows:

(Unaudited)
Nine months ending December 31, 2011	$12,953
Year ending December 31, 2012	17,319
$30,272

Rent expense for leased facilities for the three months ended March 31, 2011 and 2010 were $3,627 and $3,000 respectively.

NOTE 10 RELATED PARTY TRANSACTIONS

During the period of January 1, 2011 to March 31, 2011, the Company engaged in the following related party transactions as noted in sub-notes below:

(1)	On February 18, 2011, the Company made principal payment in the amount of $20,000 and accrued interest payment in the amount of $2,135 as payment in full on a note payable to a related party.

(2)
On February 10, 2011, the Company borrowed $20,000 from a related party of the Company and issued a Convertible Promissory Note evidencing this loan. This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the lender may elect to convert the principal amount of this Note into Class A Common shares at a conversion price of $0.25 per share.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated its March 31, 2011 Quarterly Report on Form 10-Q for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis summarizes the significant factors affecting (1) our consolidated results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, and (2) our liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Report.

Principal Office

Our administrative office is located at 211 Benigno Blvd, Suite #201, Bellmawr, New Jersey, 08031. Our telephone number is 856-931-1505.

Other information

IB International has 43,027,627 shares outstanding on March 31, 2011 and 42,352,582 shares issued and outstanding on December 31, 2010. 16,110,500 of such shares are designated as Class B common shares and the holder has the right to cast ten votes for each share held of record on all matters submitted to a vote of holders of common stock.

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

We do not have the cash reserves required to complete the renovations of our vessel or to commence operations.  We believe that we will need at least $12,000,000 of outside funding for us to launch our vessel and initiate our business. We may also decide to acquire another vessel from which we may establish our initial operations, which will require an undetermined amount of outside funding to acquire and initiate our entertainment cruise operations. We currently expect to renovate the m/v Island Breeze (the “Island Breeze”), a 410 foot vessel currently located in Greece which we acquired on September 12, 2007.  After renovations are complete, we expect the Island Breeze to have a passenger capacity of approximately 1,000 passengers.  Further, we expect that after the completion of renovations, the Island Breeze will feature a full service a la carte and buffet restaurant, sports bar, a VIP lounge, showroom, and a full casino complete with slot machines and table games, although the final configuration may vary.  Upon completion of renovations of the Island Breeze, we intend to place the Island Breeze in service and establish our planned entertainment cruise operation from a yet to be determined port location.   If our initial operations are located in East Asia, we may decide to acquire another vessel from which we can commence our initial operations.  It would be anticipated that such a vessel will have a sufficient number of cabins to accommodate passengers on overnight or multi-day cruises versus the shorter duration cruises that can be operated by the Island Breeze.

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

Results of Operations

We are a development stage company.  Since inception, our efforts have been principally devoted to the acquisition and renovation of two vessels. From inception, September 27, 2006, to March 31, 2011, we have sustained accumulated losses of $9,929,151.  Included in the loss were general and administrative expenses, impairment expense of one of our previous owned vessels, loss from the sale of some of our equipment, a charge taken from the revaluation of a conversion option liability of a convertible note as discussed in Note 7(q), as well as professional fees not associated with the purchase and renovation of our vessels.

General and administrative expenses amounted to $246,324 for the three months ended March 31, 2011, compared to $661,755 for the three months ended March 31, 2010, a decrease of $415,431. The decrease in expenses is predominately due to the decrease in costs associated with consulting services, the costs associated with travel, as well as a decrease in the costs associated with acquiring capital as disclosed in Note 7.

Nonoperating expenses amounted to $21,911 for the three months ended March 31, 2011, compared to $4,076,846 for the three months ended March 31, 2010, a decrease of $4,054,935.  The decrease is primarily due to an impairment charge taken on a vessel and equipment during the three months ended March 31, 2010.

Interest expense amounted to $21,914 for the three months ended March 31, 2011, compared to $15,302 for the three months ended March 31, 2010.  The increase is due to an increase in accrued interest on convertible and promissory notes.

Balance Sheet Discussion

As of March 31, 2011 and December 31, 2010

As of March 31, 2011, our total assets were $11,140,044, total liabilities were $1,422,203 and shareholders’ equity was $9,717,841 compared to $11,185,877, $1,343,021 and $9,842,856, respectively, as of December 31, 2010.  Current assets at March 31, 2011 were $213,920 consisting of cash and cash equivalents of $109,689, other receivable of $1,600 and prepaid expenses of $102,631 compared to $49,635, $192,690 and $102,899, respectively, at December 31, 2010.  Included in total assets as of March 31, 2011 are property, and equipment, net of depreciation, of $6,382 and other assets of $10,919,742 consisting of the cost of vessel we have acquired and costs related to renovations of the vessel as well as gaming/entertainment equipment not in use, compared to $7,237 and $10,833,416, respectively, for the period ended December 31, 2010 with respect to these items.

As of March 31, 2011, our total liabilities and our current liabilities were $1,422,203 consisting of officer loans and notes payables and other loans in the amount of $166,335, accounts payable of $163,134, convertible notes payable of $862,904, accrued interest of $49,595, derivative liability of $0, and accrued expenses of $180,235 compared to total and current liabilities of $1,343,021, officer loan and notes payables  of $186,335, accounts payable of $196,835, convertible notes payable of $707,904, accrued interest of $38,778, derivative liability of $18,202, and accrued expenses of $194,967, for the period ended March 31, 2010.

The increase in our liabilities for the three months ended March 31, 2011 compared to December 31, 2010 primarily resulted from an increase in our convertible notes payable.

The net cash used in our operating activities in the three months period ended March 31, 2011 was $32,620, a decrease of $45,563 from that used in the three months period ended March 31, 2010, which net decrease was affected primarily by an impairment charge incurred to adjust the book value of one of our vessels, loss on the sale of assets, increases in our net loss, prepaid expenses and accrued expenses year over year, a decrease in accounts payables year over year, and issuance of stock for services rendered in lieu of cash.

Net cash used in investment activities in the three months period ended March 31, 2011 was $86,326, consisting of acquisition and renovation of property and equipment, which is a decrease of $87,658 compared to the cash used in investment activities during the three months period ended March 31, 2010.  Net cash provided by financing activities in the three months period ended March 31, 2011 was $179,000, compared to $227,135 from the three months period ended March 31, 2010, consisting of proceeds from issuance of convertible notes, loans, and capital contributions. Cash and cash equivalents for the three months ended March 31, 2011, increased by $60,054, as compared to December 31, 2010.

Our capital expenditure plan for 2011 is estimated to approximate $15,000,000 to facilitate our renovation plan, purchase of gaming equipment, hiring of additional personnel, terminal improvements, marketing, working capital reserves, and general corporate purposes.  We require additional financing to continue.  The Company expects financing will be supplied by additional capital contributions from the Company’s shareholders, long-term debt, the sale of securities or a combination thereof.  There can be no assurance that financing from such sources or from any sources will be available to us.

We have funded our activities to date through capital contributions from our shareholders, short term loans, convertible notes and issuance of our common stock.  Since our inception, September 27, 2006, thru March 31, 2011, we received net cash of $19,034,461 through our financing activities.  As of March 31, 2011, we had shareholders’ equity of $9,717,841, but little cash on hand.

Liquidity and Capital Resources

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

On February 18, 2011, the holder of our $10,000 convertible promissory note referenced in Notes 7(j) converted $4,000 of principal and $1,084 of accrued interest due on the note into 28,246 shares of Class A common stock.  We paid the lender $6,000 of remaining principal due to satisfy the loan.

On January 12, 2011, the holder of our $85,000 convertible promissory note referenced in Notes 7(q) converted $30,000 of the principal due on the note into 267,399 shares of our common stock.

On March 31, 2011, the holder of our $10,000 convertible promissory note referenced in Note 7(g) converted $10,000 of the principal and $1,310 of accrued interest due on the note into 75,400 shares of our common stock.

The Company believes all of the issuances of securities referred to in this Note were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

As of May 1, 2011, the Company’s aggregate obligation under promissory notes due on or before March 31, 2012 is approximately $1,029,239.  Of this amount, approximately $862,904 is evidenced by promissory notes which are convertible into shares of our Class A Common Stock at the option of the holder.  Approximately $804,239 of our obligations under outstanding promissory notes will become due on or between May 1, 2011 and December 31, 2011.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred losses from operations of $246,324 and $661,755 for the three months ended March 31, 2011 and 2010, respectively and $4,855,562 from inception (September 27, 2006) through March 31, 2011. In addition, the Company’s current liabilities exceed its current assets by $1,208,283 as of March 31, 2011. These factors among others, including the Company’s current cash position, which was $109,689 as of March 31, 2011 indicate that the Company may be unable to continue as a going concern for a reasonable period of time absent the infusion of substantial additional capital.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s capitalization authorized is 100,000,000 Class A common shares and 16,110,500 Class B common shares each class with a par value of $0.001 per share. As of March 31, 2011 the Company had 26,917,127 Class A common shares and 16,110,500 Class B common shares issued and outstanding.   A full description of our common stock is provided in the prelude to this Form 10-Q.

In January 2011, the holder of our $85,000 convertible promissory note referenced in Notes 7(q) converted $30,000 of the principal and $4,233 of accrued interest due on the note into 267,398 Class A common shares which satisfied the Company’s obligations of this Note.

On February 16, 2011, the holder of our $10,000 convertible promissory note referenced in Notes 7(j) converted $4,000 of principal and $1,084 of accrued interest due on the note into 28,246 shares of Class A common stock.  We paid the lender $6,000 of remaining principal due to satisfy the Company’s obligations of this Note.

On March 31, 2011, a holder of our promissory note referenced in Note 7(g), with an outstanding principal balance of $10,000, converted $10,000 of the principal and $1,310 in accrued interest due on this note into 75,400 Class A common shares Which satisfied the Company’s obligations of this Note.

During the period from January 1, 2011 to March 31, 2011, we issued an aggregate of 183,500 Class A common shares valued at $0.50 per share to five consultants as payment to implement and maintain digital advertising as well as future promotional and marketing services.

During the period from January 1, 2011 to March 31, 2011, we issued an aggregate of 38,000 Class A common shares valued at $0.25 per share in connection with the execution of Convertible Notes.

During the period from January 1, 2011 to March 31, 2011, we issued an aggregate of 22,500 Class A common shares valued at $0.18 per share in connection with the execution of Convertible Notes.

During March, 2011, we issued an aggregate of 60,000 Class A Common shares under our 2009 Stock Incentive Plan valued at $0.25 per share.

The Company believes all of the issuances of securities referred to in this Note were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

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

ISLAND BREEZE INTERNATIONAL, INC.

Dated: May 13, 2011	By:	/s/ Bradley T. Prader
Bradley T. Prader
President and Chief Executive Officer

	By:	/s/ Steven G. Weismann
Steven G. Weismann
Chief Financial Officer