Form 10-Q
period 2011-06-30
ISLAND BREEZE INTERNATIONAL, INC.
filed 2011-08-11
CIK 1419886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of July 31, 2011, the registrant had outstanding 26,917,127 shares of Class A Common Stock and 16,110,500 shares of Class B Common Stock.

ISLAND BREEZE INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2011

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Island Breeze International, Inc. (“We”, “Our” or the “Company”) to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations, are generally identifiable by use of words "may," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements are based on assumptions that, although we believe are reasonable, may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

The Company’s activities since the closing of the Share Exchange have been focused on developing entertainment (including gaming) cruises to nowhere, the development of which is the historic business of IBI.  As of June 30, 2011, the Company owned one vessel, which it expects to substantially renovate and equip with gaming, restaurant and entertainment related equipment. On May 7, 2010, the company sold the Casino Royale, which it had previously owned.  The company is currently evaluating port locations in East Asia and the United States for the establishment of its initial cruise operations.

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

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$71,106	$49,635
Other receivables	1,600	192,690
Prepaid expenses	104,036	102,899

Total current assets	176,742	345,224

Property and equipment, net	5,559	7,237
Gaming, entertainment equipment, and furniture not in use	687,093	687,343
Vessel under renovation - m/v Island Breeze (ex Atlantis)	10,326,668	10,146,073

Total assets	$11,196,062	$11,185,877

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$191,154	$196,835
Accrued expenses	173,371	194,967
Line of credit	90,000	-
Accrued interest - related parties	13,236	11,858
Accrued interest	61,600	26,920
Derivative liability	51,776	18,202
Notes payable - related parties	105,000	125,000
Notes payable - others	16,335	61,335
Convertible notes payable - related parties	45,000	-
Convertible notes payable	878,570	707,904

Total current liabilities	1,626,042	1,343,021

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 1,000,000 authorized, none issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Class A common stock: $0.001 par value; authorized 100,000,000; 26,917,127 and 26,242,082 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	26,917	26,242
Class B common stock: $0.001 par value; 16,110,500 authorized, issued and outstanding at June 30, 2011 and December 31, 2010, respectively	16,111	16,111
Common stock to be issued	525	-
Additional paid-in capital	19,603,964	19,461,419
Accumulated deficit during development stage	(10,077,497)	(9,660,916)

Total stockholders' equity	9,570,020	9,842,856

Total liabilities and stockholders’ equity	$11,196,062	$11,185,877

See Notes to Consolidated Financial Statement

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(Unaudited)

					September 27, 2006
	Three Months Ended June 30,		Six Months Ended June 30,		(inception) to June 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Cost of Revenues	-	-	-	-	-

Gross Profit	-	-	-	-	-

General and administrative expenses	112,544	417,466	358,868	1,079,221	4,968,106

Operating loss	(112,544)	(417,466)	(358,868)	(1,079,221)	(4,968,106)

Nonoperating expense:
Impairment of vessel and equipment	-	-		(4,061,544)	(4,180,001)
Loss from revaluation of conversion option liability	(6,994)	(27,767)	(6,994)	(27,767)	(47,881)
Loss from sale of equipment	-	-	-	-	(718,110)
Interest income	1	61	4	61	1,291
Interest expense	(28,809)	(20,051)	(50,723)	(35,353)	(164,690)

Loss before income tax expense	(148,346)	(465,223)	(416,581)	(5,203,824)	(10,077,497)

Income tax expense	-	-	-	-	-

Net Loss	$(148,346)	$(465,223)	$(416,581)	$(5,203,824)	$(10,077,497)

Net loss per share, basic	$(0.00)	$(0.01)	$(0.01)	$(0.13)
Net loss per share, diluted	$(0.00)	(0.01)	(0.01)	(0.13)

Weighted average number of shares of common stock outstanding, basic	43,027,627	41,581,893	42,798,038	41,202,140
Weighted average number of shares of common stock outstanding, diluted	43,027,627	41,581,893	42,798,038	41,202,140

See Notes to Consolidated Financial Statements

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

							Accumulated
							Deficit
	Common Stock				Common	Additional	During
	Shares		Amount		Stock	Paid-In	Development
	Class A	Class B	Class A	Class B	to be issued	Capital	Stage	Total
September 27, 2006 (Inception)	13,889,500	16,110,500	$13,889	$16,111	-	$(30,000)	$-	$-
Additional cash contributions to equity	-	-	-	-	-	5,003,926	-	5,003,926
Net loss	-	-	-	-	-	-	(172,009)	(172,009)
Balance, December 31, 2006	13,889,500	16,110,500	13,889	16,111	-	4,973,926	(172,009)	4,831,917
Additional cash contributions to equity	-	-	-	-	-	4,970,795	-	4,970,795
Net loss	-	-	-	-	-	-	(616,907)	(616,907)
Balance, December 31, 2007	13,889,500	16,110,500	13,889	16,111	-	9,944,721	(788,916)	9,185,805
Additional cash contributions to equity	-	-	-	-	-	1,032,676	-	1,032,676
Net loss	-	-	-	-	-	-	(618,411)	(618,411)
Balance, December 31, 2008	13,889,500	16,110,500	13,889	16,111	-	10,977,397	(1,407,327)	9,600,070

Stock issued in recapitalization pursuant to reverse merger	3,500,000	-	3,500	-	-	(3,500)	-	-
Convertible note issued for cancelled officer shares	(2,000,000)	-	(2,000)	-	-	(168,000)	-	(170,000)
Shares issued for convertible notes payable at $1.00 per share in June, 2009	5,566,795	-	5,567	-	-	5,561,228	-	5,566,795
Shares issued for convertible notes payable at $0.50 per share in June, 2009	300,049	-	300	-	-	149,725	-	150,025
Shares issued for services at $0.70 per shares in June, 2009	500,000	-	500	-	-	349,500	-	350,000
Shares issued for services at $0.20 per share in June, 2009	25,000	-	25	-	-	4,975	-	5,000
Shares sold for cash at $0.50 per share in June, 2009	20,000	-	20	-	-	9,980	-	10,000
Shares issued for services at $0.50 per share in July, 2009	270,000	-	270	-	-	134,730	-	135,000
Shares sold for cash at $0.50 per share in July, 2009	420,000	-	420	-	-	209,580	-	210,000
Shares sold for cash at $0.50 per share in August, 2009	280,000	-	280	-	-	139,720	-	140,000
Shares sold for cash at $0.50 per share in September, 2009	175,000	-	175	-	-	87,325	-	87,500
Shares issued for convertible notes payable at $0.28 per share in September, 2009	600,000	-	600	-	-	169,400	-	170,000
Shares issued for services at $0.50 per share in September, 2009	25,000	-	25	-	-	12,475	-	12,500
Shares sold for cash at $0.25 per share in October, 2009	80,000	-	80	-	-	19,920	-	20,000
Shares sold for cash at $0.50 per share in October, 2009	20,000	-	20	-	-	9,980	-	10,000
Shares issued for services at $0.50 per share in November, 2009	642,500	-	643.00	-	-	320,607	-	321,250
Shares issued for services at $0.50 per share in December, 2009	10,000	-	10	-	-	4,990	-	5,000
Additional cash contributions to capital	-	-	-	-	-	590,262	-	590,262
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(1,623,928)	(1,623,928)
Balance, December 31, 2009	24,323,844	16,110,500	24,324	16,111	-	18,580,294	(3,031,255)	15,589,474

Shares issued for services at $0.50 per share in January, 2010	210,000	-	210	-	-	104,790	-	105,000
Shares issued for services at $0.50 per share in February, 2010	235,000	-	235	-	-	117,265	-	117,500
Shares sold for cash at $0.50 per share in February, 2010	202,000	-	202	-	-	100,798	-	101,000
Shares issued for services at $0.50 per share in March, 2010	175,000	-	175	-	-	87,325	-	87,500
Shares sold for cash at $0.50 per share in March, 2010	129,000	-	129	-	-	64,371	-	64,500
Shares issued for services at $0.50 per share in April, 2010	32,000	-	32	-	-	15,968	-	16,000
Shares sold for cash at $0.50 per share in April, 2010	172,000	-	172	-	-	85,828	-	86,000
Shares issued for services at $0.50 per share in June, 2010	150,000	-	150	-	-	74,850	-	75,000
Shares issued for services at $0.51 per share in July, 2010	50,000	-	50	-	-	25,450	-	25,500
Shares issued at $0.49 per share as origination fee for note payable in September, 2010	8,000	-	8	-	-	3,912	-	3,920
Shares issued at $0.2412 per share for conversion of note payable in October, 2010	41,459	-	41	-	-	9,959	-	10,000
Shares issued at $0.1876 per share for conversion of note payable in October, 2010	53,305	-	53	-	-	9,947	-	10,000
Shares issued at $0.1675 per share for conversion of note payable in November, 2010	59,701	-	60	-	-	9,940	-	10,000
Shares issued at $0.1414 per share for conversion of note payable in November, 2010	70,721	-	71	-	-	9,929	-	10,000
Shares issued at $0.1675 per share for conversion of note payable in December, 2010	89,552	-	90	-	-	14,910	-	15,000
Conversion option liability charged to APIC at time of conversion	-	-	-	-	-	32,028	-	32,028
Shares issued at $0.64 per share as loan origination fees in October, 2010	5,000	-	5	-	-	3,200	-	3,205
Shares issued at $0.28 per share as loan origination fees in November, 2010	3,000	-	3	-	-	837	-	840
Shares issued at $0.30 per share as loan origination fees in November, 2010	15,000	-	15	-	-	4,485	-	4,500
Shares issued at $0.33 per share as loan origination fees in November, 2010	15,000	-	15	-	-	4,935	-	4,950
Shares issued at $0.24 per share as loan origination fees in December, 2010	2,500	-	2	-	-	598	-	600
Shares sold for cash at $0.50 per share in November, 2010	200,000	-	200	-	-	99,800	-	100,000
Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(6,629,661)	(6,629,661)
Balance, December 31, 2010	26,242,082	16,110,500	26,242	16,111	-	19,461,419	(9,660,916)	9,842,856

Shares issued at $0.1407 per share for conversion of note payable in January 2011	71,073	-	71	-	-	9,929	-	10,000
Shares issued at $0.1273 per share for conversion of note payable in January 2011	94,266	-	94	-	-	11,906	-	12,000
Shares issued at $0.1117 per share for conversion of note payable in January 2011	102,060	-	102	-	-	12,131	-	12,233
Shares issued at$0.18 per share for conversion of note payable in February 2011	28,246	-	28	-	-	5,022	-	5,050
Shares issued at $0.15 per share for conversion of note payable in March 2011	75,400	-	75	-	-	11,235	-	11,310
Derivative liability charged to APIC at time of conversion	-	-	-	-	-	18,202	-	18,202
Shares issued at $0.25 per share as loan origination fees in March 2011	38,000	-	38	-	-	9,462	-	9,500
Shares issued at $0.18 per share as loan origination fees in March 2011	22,500	-	23	-	-	4,027	-	4,050
Shares issued for services at $0.25 per share in March 2011	163,500	-	164	-	-	40,711	-	40,875
Shares issued under SIP at $0.25 per share in March 2011	60,000	-	60	-	-	14,940	-	15,000
Shares issued for services at $0.25 per share in March 2011	20,000	-	20	-	-	4,980	-	5,000
Net loss for the quarter ended March 31, 2011	-	-	-	-	-	-	(268,235)	(268,235)
Balance, March 31, 2011 (unaudited)	26,917,127	16,110,500	26,917	16,111	-	19,603,964	(9,929,151)	9,717,841

Common stock to be issued at $0.15 per share as loan origination fees in June 2011	-	-	-	-	525	-	-	525
Net loss for the quarter ended June 30, 2011	-	-	-	-	-	-	(148,346)	(148,346)
Balance, June 30, 2011 (unaudited)	26,917,127	16,110,500	$26,917	$16,111	$525	$19,603,964	$(10,077,497)	$9,570,020

See Notes to Consolidated Financial Statements

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows (Unaudited)
			Sept 27, 2006
	Six Months Ended June 30		(inception) to
	2011	2010	June 30, 2011
Cash Flows From Operating Activities
Net loss	$(416,581)	$(5,203,824)	$(10,077,497)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,678	1,209	14,530
Amortization of discount on notes payable	448	108	9,791
Impairment of tangible asset	-	4,061,544	4,180,001
Loss on sale of equipment	-	-	718,110
Revaluation of derivative liability	6,994	27,767	47,881
Stock issued for services	60,875	401,000	1,316,125
Stock issued for loan origination fee	14,075	-	32,090
Stock issued for interest	-	-	25
Changes in assets and liabilities
Prepaid expenses	(1,137)	169,058	(104,036)
Other accounts receivable	191,090	-	189,490
Accounts Payable	(5,681)	(426,432)	191,155
Accrued expense	(21,596)	(3,851)	201,157
Accrued interest - related parties	1,378	2,587	7,147
Accrued interest	41,273	22,109	85,924

Net cash used in operating activities	(127,184)	(948,725)	(3,188,107)

Cash Flows From Investing Activities
Purchase of furniture and equipment	-	-	(20,097)
Proceeds from sale of assets	250	887,000	1,172,250
Purchase of assets - Island Breeze and m/v Casino Royale	(180,595)	(226,650)	(17,077,401)

Net cash used in investing activities	(180,345)	660,350	(15,925,248)

Cash Flows From Financing Activities
Proceeds from line of credit	90,000	-	90,000
Proceeds from issuance of convertible notes	265,000	195,000	6,606,362
Proceeds from issuance of notes	-	-	399,000
Principal payments on notes payable - other	(45,000)	(66,144)	(181,144)
Principal payments on convertible notes	(6,000)	-	(6,000)
Proceeds from issuance of common stock for cash	-	251,500	809,000
Proceeds from notes payable related parties	45,000	-	45,000
Payments of notes payable related parties	(20,000)	(9,411)	(175,416)
Contributed capital	-	-	11,597,659
Net cash provided by financing activities	329,000	370,945	19,184,461

Net increase (decrease) in cash	21,471	82,570	71,106

Cash and cash equivalents, beginning of period	49,635	77,333	-

Cash and cash equivalents, end of period	$71,106	$159,903	$71,106

Cash paid during the period for:

Interest	$7,624	$771	$24,492

Taxes	$-	$-	$-

Supplemental Information and Non-monetary Transactions:

Issuance of stock for convertible debt and accrued interest	$50,223	$-	$6,044,096
Issuance of stock for services	$60,875	$401,000	$1,316,125
Issuance of stock for loan origination fee	$14,075	$-	$32,090
Capitalized accrued interest	$-	$-	$597,699
Issuance of convertible debt for stock	$-	$-	$170,000
Reclass conversion option liability to additional paid-in capital	$18,202	$-	$18,202

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

On September 15, 2009, the Company adopted its 2009 Stock Incentive Plan (the “Plan” of “SIP“).  We adopted the 2009 Plan to provide a means by which employees, directors, and consultants of the Company and those of our subsidiaries and other designated affiliates, which we refer to together as our affiliates, may be granted awards of our Class A Common Stock, be given the opportunity to purchase our Class A Common Stock and be granted other benefits including those measured by increases in the value of our Class A Common Stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success and the success of our affiliates.

Subject to the terms of the Plan, the plan administrator, currently the Company’s Board of Directors, shall determine the provisions, terms, and conditions of each award including, but not limited to, the vesting schedules, repurchase provisions, rights of first refusal, forfeiture provisions, form of payment (cash, shares, or other consideration) upon settlement, payment contingencies, performance criteria for vesting and other matters.  During the three months ended June 30, 2011, the Company awarded no shares of Class A Common Stock under the Plan.  On June 30, 2011 there are 4,705,000 shares are available for issuance under the Plan.

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

IBI was incorporated under the laws of the Cayman Islands as an exempt company on September 27, 2006.  We have had no revenue and have no operations.  Our efforts since our inception have been focused on developing and operating entertainment day cruises.  We own one vessel, which we expect to substantially renovate and equip with gaming, restaurant and entertainment related equipment.  The ports that we previously considered for the Company’s initial operations included ports in Florida and Texas.   We continue to evaluate ports in the United States from which to launch our initial operations.  The Company has identified and is evaluating a berthing location in North Charleston, South Carolina. We also continue to focus on international locations, primarily in East Asia where we may also establish our cruise operations, with a particular focus on home port locations in the Hong Kong Special Administrative Region of China and Taiwan.   We believe that the East Asian market presents opportunities for the launch of our cruise business.  In this effort, we have established a registered branch office in Taipei, Taiwan. We contemplated opening a representative office in Shanghai, which is located in mainland China; however we have recently decided to delay our efforts in mainland China until operations are first established in Hong Kong or Taiwan.

We do not have the cash reserves required to complete the renovations of our vessel or to commence operations.  We believe that we will need at least $12,000,000 of outside funding for us to launch our vessel and initiate our business. We may also decide to acquire another vessel from which we may establish our initial operations, which will require an undetermined amount of outside funding to acquire and initiate our entertainment cruise operations. We currently expect to renovate the m/v Island Breeze (the “Island Breeze”), a 410 foot vessel currently located in Greece which we acquired on September 12, 2007.  After renovations are complete, we expect the Island Breeze to have a passenger capacity of approximately 1,000 passengers.  Further, we expect that after the completion of renovations, the Island Breeze will feature a buffet restaurant, sport bar, a VIP lounge, showroom, and a full casino complete with slot machines and table games, although the final configuration may vary.  Upon completion of renovations of the Island Breeze, we intend to place the Island Breeze in service and establish our planned entertainment cruise operation from a yet to be determined port location.   If our initial operations are located in East Asia, we may decide to acquire another vessel from which we can commence our initial operations.  It would be anticipated that such a vessel will have a sufficient number of cabins to accommodate passengers on overnight or multi-day cruises versus the shorter duration cruises that can be operated by the Island Breeze.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission.  Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended December 31, 2010. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for the full year.

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

During the three and six months ended June 30, 2011, the Company did not recognize any impairment to its long lived assets.  From inception to December 31, 2010, the Company recognized an aggregate of $4,180,001 in impairment expense associated with the sale of a vessel on May 7, 2010.

Advertising expense

The Company expenses advertising costs as incurred. The Company incurred no advertising expense for the three and six months ended June 30, 2011 and 2010 respectively.

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

Comprehensive Income

Comprehensive income includes net income and also considers the effect of other changes to stockholders’ equity that are not required to be recorded in determining net income, but are rather reported as a separate component of stockholders’ equity. During the three and six months ended June 30, 2011 and 2010 there were no sources of other comprehensive income.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2011.  FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2011.  The Company recognized an aggregate of $4,061,544 in impairment expense associated with the sale of a vessel on May 7, 2010.

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. During the three and six months ended June 30, 2011 and 2010, and from inception to June 30, 2011, common stock equivalents were not included in the calculation of the diluted weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

At June 30, 2011, the following convertible securities were not included in the fully-diluted loss per share because the result would have been anti-dilutive:  debt convertible into 1,091,808 shares at $0.50 per share, debt convertible into 340,000 shares at $0.25 per share, debt convertible into 825,000 shares at $0.20 per share,  debt convertible into 480,000 shares at $0.15 per share and debt convertible into 497,512 at $0.11 per share.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements the Company incurred losses from operations of $148,346 and $465,223 for the three months ended June 30, 2011 and 2010, respectively, $416,581 and $5,203,824 for the six months ended June 30, 2011 and 2010, respectively, and $10,077,497 from inception (September 27, 2006) through June 30, 2011. In addition, the Company’s current liabilities exceed its current assets by $1,449,300, as of June 30, 2011. These factors among others, including the Company’s current cash position, which was $71,106 as of June 30, 2011, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time absent the infusion of substantial additional capital.

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

Recent Accounting Pronouncements

Recently Issued Standards

In the six months ended June 30, 2011, the Financial Accounting Standards Board (“FASB”) has issued ASU No. 2011-01 through ASU No. 2011-5, which is not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Furniture and fixtures	$3,844	$3,844
Office equipment	12,672	12,672
Computer software	3,573	3,573
	20,089	20,089

Less accumulated depreciation	14,530	12,852

Property and equipment, net	$5,559	$7,237,

Depreciation expense was $823 and $544 for the three months ended June 30, 2011 and 2010, respectively, $1,678 and $1,209 for the six months ended June 30, 2011 and 2010, respectively, and $14,530 since inception..

NOTE 4 – GAMING, ENTERTAINMENT EQUIPMENT, AND FURNITURE NOT IN USE

On May 23, 2008, the Company acquired the m/v Casino Royale from Catino, S.A.  The total costs related to the purchase of the vessel were $4,622,164.    On May 7, 2010 we sold the Casino Royale for $1,970,815, which net of various adjustments including relocation expenses, resulted in us realizing $887,000.  The sale excluded all gaming and entertainment equipment and furniture located on board the Casino Royale, which we believe had a current value of approximately $2,000,000.    During the year ended December 31, 2010, the Company sold certain of these assets with an aggregate book value of $1,312,657 for cash of $285,000 and a receivable of $191,090. The Company also recorded a revaluation loss of $118,457, and a loss on the sale of assets of $718,110.  At June 30, 2011, assets with a book value of $687,093 remain on the Company’s balance sheet.

NOTE 5 – VESSEL UNDER RENOVATION – M/V ISLAND BREEZE (EX ATLANTIS)

On September 12, 2007, the Company completed the purchase of the passenger ship m/v Atlantis, and subsequently renamed it the m/v Island Breeze.  The total costs related to the purchase of the vessel were $8,039,645.  As of June 30, 2011, the Company has paid an additional $2,287,023 in renovation costs for a total cost of $10,326,668.

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

ASC 815-40 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  As disclosed in Note 7 (q), during April of 2010, the Company entered into a convertible loan which contains a variable conversion price.   In accordance with ASC 815-40, this conversion option is classified as a derivative liability and was valued at $9,343.  This amount was credited to conversion option liability when the note was issued.   The estimated values of the conversion options were determined using the Black-Scholes pricing model and the following assumptions:  Expected volatility of 35% - 61%;   Expected life (years) of .63 to .17; risk free interest rate of 0.24% to 0.22%; and dividend rate of 0.  During the year ended December 31, 2010, the entire discount of $9,343 was amortized.  As disclosed in Note 7 (q), during June of 2011, the Company entered into a convertible loan in the amount of $50,000 which contains a variable conversion price.   In accordance with ASC 815-40, this conversion option is classified as a derivative liability and was valued at $44,782.  This amount was credited to conversion option liability when the note was issued.   The estimated values of the conversion options were determined using the Black-Scholes pricing model and the following assumptions:  Expected volatility of 35% - 61%;   Expected life (years) of .63 to .17; risk free interest rate of 0.24% to 0.22%; and dividend rate of 0.  During the three and six months ended June 30, 2011, $448 of this discount was amortized, and at June 30, 2011 the amount of unamortized discount was $44,334.

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

NOTE 7 – NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Notes payable - related parties, (a)(b)(d)	$105,000	$125,000
Notes payable – others, (c)	16,335	61,335
Convertible notes payable – related parties, (v)	45,000	-
Convertible notes payable, net, (e) through (af) except (v)	878,570	707,904
	$1,044,905	$894,239

(a)
On December 1, 2008 and December 5, 2008 the Company borrowed an aggregated sum of $90,000 from officers and directors of the Company.  The Company issued Promissory Notes with a term of one year at an interest rate of 5% that accrues to term.  The Notes were subsequently reissued under the original terms of the Notes and are payable along with accrued interest on December 1, 2011 and December 5, 2011.  During the year ended December 31, 2010, the Company made principal payments in the amount of $5,000 on these Notes. During the period from January 1, 2011 to June 30, 2011, the Company made principal payments of $20,000 and accrued interest payments of $2,135 on these Notes.  On June 30, 2011, the aggregate principal balance of the Notes was $65,000 and accrued interest was $8,883.

(b)
On June 4, 2009, the Company borrowed $50,000 and issued a Promissory Note to a lender affiliated with one of our directors.  The Promissory Note provides for interest at the rate of 5% per annum and is payable along with principal, sixty days from date of issue.  On August 5, 2009 the Company reissued the Promissory Note under the original terms, for $50,411, which included the original principle plus accrued interest.  We also issued 10,000 shares of Class A common stock in connection with this loan.   On October 13, 2009, the Company made a principal payment of $17,000 and reissued the Promissory Note under the original terms for $33,797, which included the remaining principal plus accrued interest.    On April 23, 2010, the Company paid the remaining principal balance of $8,411 and accrued interest of $693. At June 30, 2011, there is no balance due on this note for principal or accrued interest.

(c)
On June 18, 2009, the Company borrowed $250,000 and issued a Promissory Note evidencing this loan.  This loan, plus interest at the rate of 12% per annum and is payable 90 days from the date of issue.  We also issued 25,000 shares of Class A common stock in connection with this loan.  On September 17, 2009 the Company reissued the Promissory Note under the original terms, for $227,479, which included the original principle amount less a $30,000 principal pay down plus accrued interest.  The Promissory Note is payable 90 days from date of issue.  We also issued 25,000 shares of Class A common stock in connection with the extension of this loan.  On December 17, 2009 the Company reissued the Promissory Note under the original terms, for $200,788, which included the original principle amount less a $30,000 principal pay down plus accrued interest.  The Promissory Note is payable 104 days from date of issue.  We also issued 5,000 shares of Class A common stock in connection with the extension of this loan.    On April 1, 2010, the Company reissued the Promissory Note under the original terms, for $167,335, which included accrued interest.  The Promissory Note was payable six months from date of issue. On October 1, 2010, the Company reissued the Promissory Note under the original terms, for $91,335 and is payable along with accrued interest on March 31, 2011.  Subsequent to the due date, the lender verbally agreed to extend the Note on a month-to-month basis until paid in full.   During the period from January 1, 2011 to June 30, 2011, the Company made aggregate principal payments in the amount of $45,000.  At June 30, 2011, the Note balance was $16,335 and accrued interest on the Note was $4,693.

(d)
On October 9, 2009, the Company borrowed $49,000 and issued a Promissory Note to Olympian Cruises, LLC. The Promissory Note provides for interest at the rate of 5% per annum and is payable along with principal, one year from the date of issue.   On January 13, 2010, the Company made a principal payment in the amount of $500.  On June 3, 2010, the Company made a principal payment in the amount of $500.  On August 30, 2010, the Company made a principal payment in the amount of $8,000. On October 9, 2010, the Company reissued the Promissory Note under the original terms for $40,000 payable along with accrued interest on October 9, 2011.  On June 30, 2011, the Note balance was $40,000 and accrued interest on the Note was $3,575.

(e)
On November 6, 2009, the Company borrowed $300,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 120,000 shares of Class A common stock in connection with this loan. On November 17, 2010, the Company reissued the Note under the original terms in the amount of $330,904 which included accrued interest of $30,904.  As additional consideration for the lender agreeing to this transaction, the Company issued 15,000 restricted shares of its Class A common stock to the note holder. On March 1, 2011, the Note was reissued in the amount of $330,904, with a maturity date of June 1, 2011.  As additional consideration of the lender agreeing to this transaction, the Company issued 10,000 restricted shares of its Class A common stock to the Note holder.  On the maturity of the loan, the lender verbally agreed to extend the note on a month-to-month basis on the current terms until such time as the Company has sufficient cash liquidity to satisfy the obligation in full.  On June 30, 2011, the Note balance was $330,904 and accrued interest on the Note was $20,398.

(f)
On November 17, 2009, the Company borrowed $72,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 22,500 shares of Class A common stock in connection with this loan.  On November 23, 2010, the Company issued a new Convertible Promissory Note in the principal amount of $72,000 to replace the expiring note. The new note bears interest at the rate of 12% per annum, and is payable in one installment on February 23, 2011.  On November 24, 2010, the Company paid accrued interest in the amount of $7,318.  The Company also issued 15,000 shares of Class A common stock in connection with the new note. On March 4, 2011, the Company issued a new Convertible Promissory Note in the principal amount of $72,000 to replace the expiring Note.  The new Note bears interest at the rate of 15% per annum, a conversion price of $0.15 per share, and is payable in one installment on May 31, 2011.  On March 8, 2011, the Company paid accrued interest in the amount of $2,369.  The Company also issued 30,000 shares of Class A common stock in connection with the new Note. Subsequent to the due date, the lender verbally agreed to extend the Note on a month-to-month basis until paid in full. On June 30, 2011, the Note balance was $72,000 and accrued interest on the Note was $3,515.

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

(h)
On December 31, 2009, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 2,000 shares of Class A common stock in connection with this loan. On February 11, 2011, the Company reissued the Note with a maturity date of September 30, 2011 and a conversion price of $0.25 per share. As additional consideration of the lender agreeing to this transaction, the Company issued 1,000 restricted shares of its Class A common stock to the Note holder.   On June 30, 2011, the Note balance was $10,000 and accrued interest was $1,496.

(i)
On December 31, 2009, the Company borrowed $15,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 3,000 shares of Class A common stock in connection with this loan.  On the maturity of the loan, the lender verbally agreed to extend the note on a month-to-month basis on the current terms until such time as the Company has sufficient cash liquidity to satisfy the obligation in full.  On June 30, 2011, the Note balance was $15,000 and accrued interest was $2,242.

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

(k)
On February 3, 2010, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 4,000 shares of Class A common stock in connection with this loan. On February 11, 2011, the Company reissued the Note with a maturity date of September 30, 2011 and a conversion price of $0.25 per share. As additional consideration of the lender agreeing to this transaction, the Company issued 2,000 restricted shares of its Class A common stock to the Note holder.   On June 30, 2011, the Note balance was $20,000 and accrued interest was $2,806.

(l)
On February 13, 2010, the Company borrowed $30,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 6,000 shares of Class A common stock in connection with this loan.  On the maturity of the loan, the lender verbally agreed to extend the note on a month-to-month basis on the current terms until such time as the Company has sufficient cash liquidity to satisfy the obligation in full.  On June 30, 2011, the Note balance was $30,000 and accrued interest on the Note was $4,136.

(m)
On February 16, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On the maturity of the loan, the lender verbally agreed to extend the note on a month-to-month basis on the current terms until such time as the Company has sufficient cash liquidity to satisfy the obligation in full.  On June 30, 2011, the Note balance was $10,000 and accrued interest on the Note was $1,364.

(n)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 1,000 shares of Class A common stock in connection with this loan. On the maturity of the loan, the lender verbally agreed to extend the note on a month-to-month basis on the current terms until such time as the Company has sufficient cash liquidity to satisfy the obligation in full.   On June 30, 2011, the Note balance was $10,000 and accrued interest on the Note was $1,361.

(o)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 1,000 shares of Class A common stock in connection with this loan. On February 19, 2011, the Company reissued the Note with a maturity date of September 30, 2011 and a conversion price of $0.25 per share. As additional consideration of the lender agreeing to this transaction, the Company issued 1,000 restricted shares of its Class A common stock to the Note holder.   On June 30, 2011, the Note balance was $10,000 and accrued interest on the Note was $1,361.

(p)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On the maturity of the loan, the lender verbally agreed to extend the note on a month-to-month basis on the current terms until such time as the Company has sufficient cash liquidity to satisfy the obligation in full.  On June 30, 2011, the Note balance was $10,000 and accrued interest on the Note was $1,368.

(q)
On April 16, 2010, we entered into a Securities Purchase Agreement (“SPA”) with an investor and pursuant thereto issued an 8% convertible promissory note in the amount of $85,000 that is convertible into shares of Class A Common Stock.  The loan is due in full along with accrued interest on December 1, 2010.  The Investor has the right to convert all or any part of the outstanding and unpaid principal amount, as well as the interest accrued on this note into fully paid and non-assessable shares of Common Stock.  The conversion price is sixty-seven percent of the average of the three lowest bid prices on the over-the-counter bulletin board during the 10-day period prior to the conversion. During the period commencing on the execution of the note and ending 180 days thereafter, subject to certain limitations, provided the Investor has not sent us a notice of conversion, we have the right to redeem the note for an amount equal to 150 percent of the outstanding principal amount of the note plus the interest accrued and unpaid thereon, plus certain other adjustments.   Because the conversion price is based upon the price of the Company stock and is a variable price, this convertible note is considered a derivative liability pursuant to ASC 815-40 (Note 6).  The beneficial derivative liability was valued via the Black-Scholes valuation method at $9,343 at the time the note was issued. This amount is considered a discount to the note, and is being amortized to interest expense over the life of the note.  During the year ended December 31, 2010, the entire discount of $9,343 was amortized.   During the year ended December 31, 2010, principal in the amount of $55,000 was converted into 314,738 shares of the Company’s Class A Common stock.  During the period January 1, 2011 to March 31, 2011, the remaining principal in the amount of $30,000 and accrued interest in the amount of $4,233 was converted into 267,399 Class A common shares which satisfied the Company’s obligations under this Note.  On June 13, 2011 we entered into a SPA with an investor and issued an 8% convertible promissory note, under identical terms as denoted above, in the amount of $50,000 that is convertible into shares of Class A Common Stock.  The loan is due in full along with accrued interest on March 5, 2012.  The beneficial derivative liability was valued via the Black-Scholes valuation method at $44,782 at the time the note was issued. The beneficial derivative liability was valued via the Black-Scholes valuation method at $51,776 as of June 30, 2011. This amount is considered a discount to the note, and is being amortized to interest expense over the life of the note.  During the three months ended June 30, 2011, $448 of the discount was amortized, and at June 30, 2011 the amount of unamortized discount was $44,334.

(r)
On June 15, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  .  On the maturity of the loan, the lender verbally agreed to extend the note on a month-to-month basis on the current terms until such time as the Company has sufficient cash liquidity to satisfy the obligation in full.  On June 30, 2011, the Note balance was $10,000 and accrued interest on the Note was $1,041.

(s)
On September 29, 2010, the Company borrowed $80,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 8,000 shares of Class A common stock in connection with this loan.  On June 30, 2011, the Note balance was $80,000 and accrued interest on the Note was $6,028.

(t)
On November 10, 2010, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 12% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 3,000 shares of Class A common stock in connection with this loan.  On June 30, 2011, the Note balance was $25,000 and accrued interest on the Note was $1,837.

(u)
On December 29, 2010, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.  On June 30, 2011, the Note balance was $25,000 and accrued interest on the Note was $1,253.

(v)
On February 10, 2011, the Company borrowed $20,000 from an Officer of the Company and issued a Convertible Promissory Note evidencing this loan. This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the lender may elect to convert the principal amount of this Note into Class A Common shares at a conversion price of $0.25 per share, which is based upon an agreed value with lender. On June 30, 2011, the Company borrowed $25,000 from an Officer of the Company and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable sixty days from the date of issue.  On or before the maturity date, upon written notice to the Company, the lender may elect to convert the principal amount of this Note into Class A Common shares at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also committed to issue 2,500 shares of Class A common stock in connection with this loan.  On June 30, 2011, the aggregated Notes balance was $45,000 and accrued interest on the Note was $778.

(w)
On February 15, 2011, the Company borrowed $50,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.  On June 30, 2011, the Note balance was $50,000 and accrued interest on the Note was $1,850.

(x)
On February 15, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 250 shares of Class A common stock in connection with this loan.  On June 30, 2011, the Note balance was $5,000 and accrued interest on the Note was $185.

(y)
On February 15, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 250 shares of Class A common stock in connection with this loan.  On June 30, 2011, the Note balance was $5,000 and accrued interest on the Note was $185.

(z)
On February 15, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 250 shares of Class A common stock in connection with this loan.  On June 30, 2011, the Note balance was $5,000 and accrued interest on the Note was $185.

(aa)
On February 15, 2011, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 1,250 shares of Class A common stock in connection with this loan.  On June 30, 2011, the Note balance was $25,000 and accrued interest on the Note was $924.

(ab)
On February 25, 2011, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.  On June 30, 2011, the Note balance was $25,000 and accrued interest on the Note was $856.

(ac)
On March 25, 2011, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On June 30, 2011, the Note balance was $20,000 and accrued interest on the Note was $532.

(ad)
On March 28, 2011, the Company borrowed $50,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.  On June 30, 2011, the Note balance was $50,000 and accrued interest on the Note was $1,288.

(ae)
On March 29, 2011, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On June 30, 2011, the Note balance was $20,000 and accrued interest on the Note was $510.

(af)
On June 30, 2011, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also committed to issue 1,000 shares of Class A common stock in connection with this loan.  On June 30, 2011, the Note balance was $10,000 and accrued interest on the Note was $0.

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

Common Stock

The Company’s capitalization authorized is 100,000,000 Class A common shares and 16,110,500 Class B common shares each class with a par value of $0.001 per share. As of June 30, 2011 the Company had 26,917,127 Class A common shares and 16,110,500 Class B common shares issued and outstanding.   A full description of our common stock is provided in the prelude to this Form 10-Q.

During the period from April 1, 2011 to June 30, 2011, we committed to issue an aggregate of 3,500 Class A common shares valued at $0.15 per share in connection with the execution of Convertible Notes.

The Company believes all of the issuances of securities referred to in this Note were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

NOTE 9 – COMITTMENTS AND CONTINGENCIES

Leasing Arrangements

On March 31, 2010 the Company entered into a Lease Agreement with The Children’s Choice of New Jersey, Inc. to lease the premises located at 211 Benigno Blvd, Ste #201, Bellmawr, New Jersey.  The lease term commenced on April 1, 2010, and continues for thirteen months at a base lease rate of $1,209 per month, an aggregate of $15,717 with $10,881 due in 2010 and $4,836 in 2011.  At the end of the initial term, the company has the option to extend the terms of the lease for two additional twelve months periods at the base lease rate plus a maximum three percent increase.  On May 1, 2011, the lease was automatically extended for one additional year at the base rate of $1,209 per month.

On December 1, 2009 the Company entered into an agreement to lease office space in Taipei, Taiwan with a term expiring on November 30, 2012.  During the lease term the Company shall pay a base lease rate of $198 (NT6,000) per month.  The Company does not have a provision to renew the lease at the end of the initial lease term.

Future minimum rental payments under this operating lease are as follows:

(Unaudited)
Six months ending December 31, 2011	$8,442
Year ending December 31, 2012	16,976
$25,418

Rent expense for leased facilities for the three months ended June 30, 2011 and 2010 were $3,627 and $4,627, respectively, and $12,254 and $8,168 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 10 RELATED PARTY TRANSACTIONS

During the period of April 1, 2011 to June 30, 2011, the Company engaged in the following related party transactions as noted in sub-notes below:

(1)
On June 30, 2011, the Company borrowed $25,000 from a related party of the Company and issued a Convertible Promissory Note evidencing this loan. This loan, plus interest at the rate of 10% per annum, is payable sixty days from the date of issue.  On or before the maturity date, upon written notice to the Company, the lender may elect to convert the principal amount of this Note into Class A Common shares at a conversion price of $0.20 per share.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated its June 30, 2011 Quarterly Report on Form 10-Q for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements, except for the ones disclosed below.

On July 28, 2011, an existing Lender to the Company, as referenced in Note 7(k) and 7(u), consolidated its two Convertible Promissory Notes in the aggregate amount of $45,000 of principal and accrued interest of $4,400, along with $25,000 of new principal, into a new Convertible Promissory Note in the amount of $74,400 evidencing this loan.  This loan, plus interest at the rate of 15% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share.  The Company also committed to issue 7,440 shares of Class A common stock in connection with this loan.

On August 8, 2011, an existing Lender to the Company, as referenced in Note 7(t), consolidated its Convertible Promissory Note in the amount of $25,000 principal and accrued interest of $2,150, along with $75,000 of new principal, into a new Convertible Promissory Note in the amount of $102,150 evidencing this loan.  This loan, plus interest at the rate of 15% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share.  The Company also committed to issue 10,215 shares of Class A common stock in connection with this loan.

On August 8, 2011, we entered into a Funding Commitment (the “Agreement”) in the amount of $12,500,000.  A full description of this Agreement is provided in Part II Item 5 and Exhibit 10.3 of this Quarterly Report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis summarizes the significant factors affecting (1) our consolidated results of operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, and (2) our liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Report.

Principal Office

Our administrative office is located at 211 Benigno Blvd, Suite #201, Bellmawr, New Jersey, 08031. Our telephone number is 856-931-1505.

Other information

IB International has 43,027,627 shares outstanding on June 30, 2011 and 42,352,582 shares issued and outstanding on December 31, 2010. 16,110,500 of such shares are designated as Class B common shares and the holder has the right to cast ten votes for each share held of record on all matters submitted to a vote of holders of common stock.

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

DESCRIPTION OF THE PROPERTY

Plan of Operation

We have had no revenue and have no operations.  Our efforts since our inception have been focused on developing and operating entertainment day cruises.  We own one vessel, which we expect to substantially renovate and equip with gaming, restaurant and entertainment related equipment.  The ports that we previously considered for the Company’s initial operations included ports in Florida and Texas.   We continue to evaluate ports in the United States from which to launch our initial operations.  The Company has identified and is evaluating a berthing location in North Charleston, South Carolina. We also continue to focus on international locations, primarily in East Asia where we may also establish our cruise operations, with a particular focus on home port locations in the Hong Kong Special Administrative Region of China and Taiwan.   We believe that the East Asian market presents opportunities for the launch of our cruise business.  In this effort, we have established a registered branch office in Taipei, Taiwan. We contemplated opening a representative office in Shanghai, which is located in mainland China; however we have recently decided to delay our efforts in mainland China until operations are first established in Hong Kong or Taiwan.

We do not have the cash reserves required to complete the renovations of our vessel or to commence operations.  We believe that we will need at least $12,000,000 of outside funding for us to launch our vessel and initiate our business. We may also decide to acquire another vessel from which we may establish our initial operations, which will require an undetermined amount of outside funding to acquire and initiate our entertainment cruise operations. We currently expect to renovate the m/v Island Breeze (the “Island Breeze”), a 410 foot vessel currently located in Greece which we acquired on September 12, 2007.  After renovations are complete, we expect the Island Breeze to have a passenger capacity of approximately 1,000 passengers.  Further, we expect that after the completion of renovations, the Island Breeze will feature a buffet restaurant, sports bar, a VIP lounge, showroom, and a full casino complete with slot machines and table games, although the final configuration may vary.  Upon completion of renovations of the Island Breeze, we intend to place the Island Breeze in service and establish our planned entertainment cruise operation from a yet to be determined port location.   If our initial operations are located in East Asia, we may decide to acquire another vessel from which we can commence our initial operations.  It would be anticipated that such a vessel will have a sufficient number of cabins to accommodate passengers on overnight or multi-day cruises versus the shorter duration cruises that can be operated by the Island Breeze.

As of June 30, 2011, we had six full-time employees and an additional two individuals who were independent contractors working for us either in their individual capacities or through professional service companies controlled by them. No employee is represented by a labor union.  We anticipate employing additional personnel as needed for the casino gaming floor, food and beverage outlets, terminal services, and the operations of the vessel and the Company.

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

Results of Operations

We are a development stage company.  Since inception, our efforts have been principally devoted to the acquisition and renovation of two vessels. From inception, September 27, 2006, to June 30, 2011, we have sustained accumulated losses of $10,077,497.  Included in the loss were general and administrative expenses, impairment expense of one of our previous owned vessels, loss from the sale of some of our equipment, a charge taken from the revaluation of a conversion option liability of a convertible note as discussed in Note 7(q), as well as professional fees not associated with the purchase and renovation of our vessels.

General and administrative expenses amounted to $112,544 for the three months ended June 30, 2011, compared to $417,466 for the three months ended June 30, 2010, a decrease of $304,922. The decrease in expenses is predominately due to the decrease in costs associated with consulting services, the costs associated with travel, as well as a decrease in the costs associated with acquiring capital as disclosed in Note 7.

General and administrative expenses amounted to $358,868 for the six months ended June 30, 2011, compared to $1,079,221 for the six months ended June 30, 2010, a decrease of $720,353. The decrease in expenses is predominately due to the decrease in costs associated with consulting services, the costs associated with travel, as well as a decrease in the costs associated with acquiring capital as disclosed in Note 7.

Nonoperating expenses amounted to $35,802 for the three months ended June 30, 2011, compared to $47,757 for the three months ended June 30, 2010, a decrease of $11,955.  The decrease is primarily due to a decrease in the revaluation of a conversion option liability during the three months ended June 30, 2010.

Nonoperating expenses amounted to $57,713 for the six months ended June 30, 2011, compared to $4,124,603 for the six months ended June 30, 2010, a decrease of $4,066,890.  The decrease is primarily due to an impairment charge taken on a vessel and equipment during the six months ended June 30, 2010.

Interest expense amounted to $28,809 for the three months ended June 30, 2011, compared to $20,051 for the three months ended June 30, 2010.  The increase is due to an increase in accrued interest on convertible and promissory notes.

Interest expense amounted to $50,723 for the six months ended June 30, 2011, compared to $35,353 for the six months ended June 30, 2010.  The increase is due to an increase in accrued interest on convertible and promissory notes.

Balance Sheet Discussion

As of June 30, 2011 and December 31, 2010

As of June 30, 2011, our total assets were $11,196,062, total liabilities were $1,626,042 and shareholders’ equity was $9,570,020 compared to $11,185,877, $1,343,021 and $9,842,856, respectively, as of December 31, 2010.  Current assets at June 30, 2011 were $176,742 consisting of cash and cash equivalents of $71,106, other receivable of $1,600 and prepaid expenses of $104,036 compared to $49,635, $192,690 and $102,899, respectively, at December 31, 2010.  Included in total assets as of June 30, 2011 are property, and equipment, net of depreciation, of $5,559 and other assets of $11,013,761 consisting of the cost of vessel we have acquired and costs related to renovations of the vessel as well as gaming/entertainment equipment not in use, compared to $7,237 and $10,833,416, respectively, for the period ended December 31, 2010 with respect to these items.

As of June 30, 2011, our total liabilities and our current liabilities were $1,626,042 consisting of officer loans and notes payables and other loans in the amount of $166,335, accounts payable of $191,154, convertible notes payable of $878,570, accrued interest of $74,836, derivative liability of $51,776, accrued expenses of $173,371, and other short term liabilities of $90,000,  compared to total and current liabilities of $1,343,021, officer loan and notes payables  of $186,335, accounts payable of $196,835, convertible notes payable of $707,904, accrued interest of $38,778, derivative liability of $18,202, and accrued expenses of $194,967, respectively for the period ended December 31, 2010.

The increase in our liabilities for the six months ended June 30, 2011 compared to December 31, 2010 primarily resulted from an increase in our convertible notes payable.

The net cash used in our operating activities in the six month period ended June 30, 2011 was $127,184, a decrease of $821,541 from that used in the six month period ended June 30, 2010, which net decrease was affected primarily by an impairment charge incurred to adjust the book value of one of our vessels, loss on the sale of assets, increases in our net loss, prepaid expenses and accrued expenses year over year, a decrease in accounts payables year over year, and issuance of stock for services rendered in lieu of cash.

Net cash used in investment activities in the six month period ended June 30, 2011 was $180,345, consisting of acquisition and renovation of property and equipment, which is an increase of $840,695 compared to the cash used in investment activities during the six month period ended June 30, 2010.  Net cash provided by financing activities in the six month period ended June 30, 2011 was $329,000, compared to $370,945 from the six month period ended June 30, 2010, consisting of proceeds from issuance of convertible notes, loans, and capital contributions. Cash and cash equivalents for the six months ended June 30, 2011, decreased by $88,797, as compared to December 31, 2010.

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

We have funded our activities to date through capital contributions from our shareholders, short term loans, convertible notes and issuance of our common stock.  As of June 30, 2011, we had shareholders’ equity of $9,570,020, but little cash on hand.

Liquidity and Capital Resources

On June 30, 2011, we borrowed $25,000 from an officer of the Company and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% annum, is payable sixty days from the date of issue.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.20 per share.

On June 30, 2011, we borrowed $10,000 from an individual and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% annum, is payable twelve months from the date of issue.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.20 per share.

During the three months ending June 30, 2011, we borrowed an aggregate of $90,000 against an established line of credit. This loan, plus interest accrued at the rate of 18% annum, is payable at the discretion of the Company during the term of the credit line, but shall be paid in full no later than June 1, 2012.

On June 13, 2011, we entered into a Securities Purchase Agreement (“SPA”) with an investor and pursuant thereto issued an 8% convertible promissory note in the amount of $50,000 that is convertible into shares of Class A Common Stock. The loan is due in full along with accrued interest on March 5, 2012. The Investor has the right to convert all or any part of the outstanding and unpaid principal amount, as well as the interest accrued on this note into fully paid and non-assessable shares of Common Stock. The conversion price is sixty-seven percent of the average of the three lowest bid prices on the over-the-counter bulletin board during the 10-day period prior to the conversion. During the period commencing on the execution of the note and ending 180 days thereafter, subject to certain limitations, provided the Investor has not sent us a notice of conversion, we have the right to redeem the note for an amount equal to 150 percent of the outstanding principal amount of the note plus the interest accrued and unpaid thereon, plus certain other adjustments.  On June 30, 2010, the Note balance was $5,852, which is net of outstanding principal of $50,000, discount on convertible note of $44,334 and accrued interest of $186.

During the three months period ending June 30, 2011, the Company made aggregate principal payments of $25,000 on a promissory note referenced in Notes 7(c).

The Company believes all of the issuances of securities referred to in this Note were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

As of August 1, 2011, the Company’s aggregate obligation under promissory notes due on or before June 30, 2012 is approximately $1,089,239.  Of this amount, approximately $922,904 is evidenced by promissory notes which are convertible into shares of our Class A Common Stock at the option of the holder.  Approximately $829,239 of our obligations under outstanding promissory notes will become due on or between July 1, 2011 and December 31, 2011.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred net losses of $416,581 and $5,203,824 for the six months ended June 30, 2011 and 2010, respectively and $10,077,497 from inception (September 27, 2006) through June 30, 2011. In addition, the Company’s current liabilities exceed its current assets by $1,449,300 as of June 30, 2011. These factors among others, including the Company’s current cash position, which was $71,106 as of June 30, 2011, indicate that the Company may be unable to continue as a going concern for a reasonable period of time absent the infusion of substantial additional capital.

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

Our Chief Executive Officer, and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer, and our Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.  There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting and therefore no corrective actions were taken.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings to which IB International is a party or is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s capitalization authorized is 100,000,000 Class A common shares and 16,110,500 Class B common shares each class with a par value of $0.001 per share. As of June 30, 2011 the Company had 26,917,127 Class A common shares and 16,110,500 Class B common shares issued and outstanding.   A full description of our common stock is provided in the prelude to this Form 10-Q.

During the period from April 1, 2011 to June 30, 2011, we committed to issue an aggregate of 3,500 Class A common shares valued at $0.15 per share in connection with the execution of Convertible Notes.

The Company believes all of the issuances of securities referred to in this Note were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

On August 8, 2011, we entered into a Funding Commitment (the “Agreement”) in the amount of $12,500,000 as evidenced in Exhibit 10.3 of this Quarterly Report.  Pursuant to the Agreement, the underwriter will, use its  best efforts, to place  an aggregate of $12,500,000 of Secured Promissory Notes (the “Notes”) to be issued by a  subsidiary to be formed by the Company (“NewCo”).  The Notes will mature in 5 years and interest on the Notes will be fixed at issue at a rate not to exceed 420 basis points over comparable maturing US Treasury Notes.  Interest on the Notes shall be paid annually in arrears with a balloon payment of principal due at maturity.

The Notes will be secured by a first lien on the Company’s vessel, the mv Island Breeze, which will be transferred to NewCo, as well as, among other security, land leases used for docking the vessel, office leases and equipment related to the vessel.  The funding date of the Notes is expected to approximate ninety (90) days from commencement.

Pursuant to the agreement, an underwriting fee of $500,000 was paid by a third party (the ”Investor”), to cover expenses associated with due diligence, securitization, registration, listing and all underwriting costs involved in this transaction.  The Company has agreed to reimburse the Investor the $500,000 from the proceeds of the Notes, and on successful completing of the offering, pay it $250,000 in consideration for advancing the underwriting fee.  In the event the Notes are not subscribed, the underwriter has agreed to fully refund the underwriting fee to the  Investor.  Upon successful placement of the Notes, the Company will pay the underwriter an origination fee of 3% and a success fee of 1.5% of the principal funding amount.

The proceeds from the Notes will be utilized to continue renovations on the mv Island Breeze as well as other costs associated with the establishment of operations from a port located in the United States.

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

10.1***	Mortgage issued as of May, 2008 by Island Breeze International, as Mortgagor, to Catino, S.A., as Mortgagee.
10.2******	Memorandum of Understanding between Island Breeze International and Amandla Icon Shipping Corporation Pte Ltd dated April 17, 2009.
10.3*	Form of Funding Commitment dated, August 3, 2011.
14*****	Code of Ethics.
21.1*****	Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

ISLAND BREEZE INTERNATIONAL, INC.

Dated: August 10, 2011	By:	/s/ Bradley T. Prader
Bradley T. Prader
President and Chief Executive Officer
	By:	/s/ Steven G. Weismann
Steven G. Weismann
Chief Financial Officer