Form 10-Q/A
period 2011-03-31
ISLAND BREEZE INTERNATIONAL, INC.
filed 2011-09-23
CIK 1419886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (“Form 10-Q”) is to amend and restate in its entirety “Item 4. CONTROLS AND PROCEDURES”.

No other changes have been made to the Registrant’s Form 10-Q. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filings.

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

Our Chief Executive Officer, and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer, and our Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.  There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting and therefore no corrective actions were taken.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a under the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a under the Securities Exchange Act of 1934.*

 Numbers with (*) are filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

ISLAND BREEZE INTERNATIONAL, INC.

Dated: September 23, 2011	By:	/s/ Bradley T. Prader
Bradley T. Prader
President and Chief Executive Officer

	By:	/s/ Steven G. Weismann
Steven G. Weismann
Chief Financial Officer