Form 10-Q
period 2011-09-30
ISLAND BREEZE INTERNATIONAL, INC.
filed 2011-11-16
CIK 1419886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of October 31, 2011, the registrant had outstanding 26,975,282 shares of Class A Common Stock and 16,110,500 shares of Class B Common Stock.

ISLAND BREEZE INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

The Company’s activities since the closing of the Share Exchange have been focused on developing entertainment (including gaming) cruises to nowhere, the development of which is the historic business of IBI.  As of September 30, 2011, the Company owned one vessel, which it expects to substantially renovate and equip with gaming, restaurant and entertainment related equipment. On May 7, 2010, the company sold the Casino Royale, which it had previously owned.  The company is currently evaluating port locations in East Asia and the United States for the establishment of its initial cruise operations.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$31,907	$49,635
Other receivables	1,600	192,690
Prepaid expenses	118,568	102,899

Total current assets	152,075	345,224

Property and equipment, net	4,884	7,237
Gaming, entertainment equipment, and furniture not in use	687,093	687,343
Vessel under renovation - m/v Island Breeze (ex Atlantis)	10,422,798	10,146,073

Total assets	$11,266,850	$11,185,877

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$218,793	$196,835
Accrued expenses	173,465	194,967
Line of credit	145,000	-
Accrued interest - related parties	15,693	11,858
Accrued interest	80,534	26,920
Derivative liability	32,883	18,202
Notes payable - related parties	105,000	125,000
Notes payable – others	8,335	61,335
Convertible notes payable - related parties	45,000	-
Convertible notes payable	1,006,751	707,904

Total current liabilities	1,831,454	1,343,021

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 1,000,000 authorized, none issued and outstanding at September 30, 2011 and December 31, 2010, respectively	-	-
Class A common stock: $0.001 par value; authorized 100,000,000; 26,975,282 and 26,242,082 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	26,975	26,242
Class B common stock: $0.001 par value; 16,110,500 authorized, issued and outstanding at September 30, 2011 and December 31, 2010	16,111	16,111

Additional paid-in capital	19,614,815	19,461,419
Accumulated deficit during development stage	(10,222,505)	(9,660,916)

Total stockholders' equity	9,435,396	9,842,856

Total liabilities and stockholders’ equity	$11,266,850	$11,185,877

See Notes to Consolidated Financial Statements

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		September 27, 2006 (inception) to September 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Cost of Revenues	-	-	-	-	-

Gross Profit	-	-	-	-	-

General and administrative expenses	126,917	259,418	485,785	1,338,639	5,095,023

Operating loss	(126,917)	(259,418)	(485,785)	(1,338,639)	(5,095,023)

Nonoperating expense:
Impairment of vessel and equipment	-	-	-	(4,061,544)	(4,180,001)
Gain (Loss) from revaluation of conversion option liability	18,892	(70,170)	11,898	(97,937)	(28,989)
Loss from sale of equipment	-	(394,308)	-	(394,308)	(718,110)
Interest income	-	25	4	86	1,291
Interest expense	(36,983)	(21,720)	(87,706)	(57,073)	(201,673)

Loss before income tax expense	(145,008)	(745,591)	(561,589)	(5,949,415)	(10,222,505)

Income tax expense	-	-	-	-	-

Net Loss	$(145,008)	$(745,591)	$(561,589)	$(5,949,415)	$(10,222,505)

Net loss per share, basic	$(0.00)	$(0.02)	$(0.01)	$(0.14)
Net loss per share, diluted	$(0.00)	(0.02)	(0.01)	(0.14)

Weighted average number of shares of common stock outstanding, basic	43,085,782	41,772,670	42,888,179	41,394,406
Weighted average number of shares of common stock outstanding, diluted	43,085,782	41,772,670	42,888,179	41,394,406

See Notes to Consolidated Financial Statements

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

							Accumulated
							Deficit
	Common Stock				Common	Additional	During
	Shares		Amount		Stock	Paid-In	Development
	Class A	Class B	Class A	Class B	to be issued	Capital	Stage	Total
September 27, 2006 (Inception)	13,889,500	16,110,500	$13,889	$16,111	-	$(30,000)	$-	$-
Additional cash contributions to equity	-	-	-	-	-	5,003,926	-	5,003,926
Net loss	-	-	-	-	-	-	(172,009)	(172,009)
Balance, December 31, 2006	13,889,500	16,110,500	13,889	16,111	-	4,973,926	(172,009)	4,831,917
Additional cash contributions to equity	-	-	-	-	-	4,970,795	-	4,970,795
Net loss	-	-	-	-	-	-	(616,907)	(616,907)
Balance, December 31, 2007	13,889,500	16,110,500	13,889	16,111	-	9,944,721	(788,916)	9,185,805
Additional cash contributions to equity	-	-	-	-	-	1,032,676	-	1,032,676
Net loss	-	-	-	-	-	-	(618,411)	(618,411)
Balance, December 31, 2008	13,889,500	16,110,500	13,889	16,111	-	10,977,397	(1,407,327)	9,600,070

Stock issued in recapitalization pursuant to reverse merger	3,500,000	-	3,500	-	-	(3,500)	-	-
Convertible note issued for cancelled officer shares	(2,000,000)	-	(2,000)	-	-	(168,000)	-	(170,000)
Shares issued for convertible notes payable at $1.00 per share in June, 2009	5,566,795	-	5,567	-	-	5,561,228	-	5,566,795
Shares issued for convertible notes payable at $0.50 per share in June, 2009	300,049	-	300	-	-	149,725	-	150,025
Shares issued for services at $0.70 per shares in June, 2009	500,000	-	500	-	-	349,500	-	350,000
Shares issued for services at $0.20 per share in June, 2009	25,000	-	25	-	-	4,975	-	5,000
Shares sold for cash at $0.50 per share in June, 2009	20,000	-	20	-	-	9,980	-	10,000
Shares issued for services at $0.50 per share in July, 2009	270,000	-	270	-	-	134,730	-	135,000
Shares sold for cash at $0.50 per share in July, 2009	420,000	-	420	-	-	209,580	-	210,000
Shares sold for cash at $0.50 per share in August, 2009	280,000	-	280	-	-	139,720	-	140,000
Shares sold for cash at $0.50 per share in September, 2009	175,000	-	175	-	-	87,325	-	87,500
Shares issued for convertible notes payable at $0.28 per share in September, 2009	600,000	-	600	-	-	169,400	-	170,000
Shares issued for services at $0.50 per share in September, 2009	25,000	-	25	-	-	12,475	-	12,500
Shares sold for cash at $0.25 per share in October, 2009	80,000	-	80	-	-	19,920	-	20,000
Shares sold for cash at $0.50 per share in October, 2009	20,000	-	20	-	-	9,980	-	10,000
Shares issued for services at $0.50 per share in November, 2009	642,500	-	643.00	-	-	320,607	-	321,250
Shares issued for services at $0.50 per share in December, 2009	10,000	-	10	-	-	4,990	-	5,000
Additional cash contributions to capital	-	-	-	-	-	590,262	-	590,262
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(1,623,928)	(1,623,928)
Balance, December 31, 2009	24,323,844	16,110,500	24,324	16,111	-	18,580,294	(3,031,255)	15,589,474

Shares issued for services at $0.50 per share in January, 2010	210,000	-	210	-	-	104,790	-	105,000
Shares issued for services at $0.50 per share in February, 2010	235,000	-	235	-	-	117,265	-	117,500
Shares sold for cash at $0.50 per share in February, 2010	202,000	-	202	-	-	100,798	-	101,000
Shares issued for services at $0.50 per share in March, 2010	175,000	-	175	-	-	87,325	-	87,500
Shares sold for cash at $0.50 per share in March, 2010	129,000	-	129	-	-	64,371	-	64,500
Shares issued for services at $0.50 per share in April, 2010	32,000	-	32	-	-	15,968	-	16,000
Shares sold for cash at $0.50 per share in April, 2010	172,000	-	172	-	-	85,828	-	86,000
Shares issued for services at $0.50 per share in June, 2010	150,000	-	150	-	-	74,850	-	75,000
Shares issued for services at $0.51 per share in July, 2010	50,000	-	50	-	-	25,450	-	25,500
Shares issued at $0.49 per share as origination fee for note payable in September, 2010	8,000	-	8	-	-	3,912	-	3,920
Shares issued at $0.2412 per share for conversion of note payable in October, 2010	41,459	-	41	-	-	9,959	-	10,000
Shares issued at $0.1876 per share for conversion of note payable in October, 2010	53,305	-	53	-	-	9,947	-	10,000
Shares issued at $0.1675 per share for conversion of note payable in November, 2010	59,701	-	60	-	-	9,940	-	10,000
Shares issued at $0.1414 per share for conversion of note payable in November, 2010	70,721	-	71	-	-	9,929	-	10,000
Shares issued at $0.1675 per share for conversion of note payable in December, 2010	89,552	-	90	-	-	14,910	-	15,000
Conversion option liability charged to APIC at time of conversion	-	-	-	-	-	32,028	-	32,028
Shares issued at $0.64 per share as loan origination fees in October, 2010	5,000	-	5	-	-	3,200	-	3,205
Shares issued at $0.28 per share as loan origination fees in November, 2010	3,000	-	3	-	-	837	-	840
Shares issued at $0.30 per share as loan origination fees in November, 2010	15,000	-	15	-	-	4,485	-	4,500
Shares issued at $0.33 per share as loan origination fees in November, 2010	15,000	-	15	-	-	4,935	-	4,950
Shares issued at $0.24 per share as loan origination fees in December, 2010	2,500	-	2	-	-	598	-	600
Shares sold for cash at $0.50 per share in November, 2010	200,000	-	200	-	-	99,800	-	100,000
Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(6,629,661)	(6,629,661)
Balance, December 31, 2010	26,242,082	16,110,500	26,242	16,111	-	19,461,419	(9,660,916)	9,842,856

Shares issued at $0.1407 per share for conversion of note payable in January 2011	71,073	-	71	-	-	9,929	-	10,000
Shares issued at $0.1273 per share for conversion of note payable in January 2011	94,266	-	94	-	-	11,906	-	12,000
Shares issued at $0.1117 per share for conversion of note payable in January 2011	102,060	-	102	-	-	12,131	-	12,233
Shares issued at$0.18 per share for conversion of note payable in February 2011	28,246	-	28	-	-	5,022	-	5,050
Shares issued at $0.15 per share for conversion of note payable in March 2011	75,400	-	75	-	-	11,235	-	11,310
Derivative liability charged to APIC at time of conversion	-	-	-	-	-	18,202	-	18,202
Shares issued at $0.25 per share as loan origination fees in March 2011	38,000	-	38	-	-	9,462	-	9,500
Shares issued at $0.18 per share as loan origination fees in March 2011	22,500	-	23	-	-	4,027	-	4,050
Shares issued for services at $0.25 per share in March 2011	163,500	-	164	-	-	40,711	-	40,875
Shares issued under SIP at $0.25 per share in March 2011	60,000	-	60	-	-	14,940	-	15,000
Shares issued for services at $0.25 per share in March 2011	20,000	-	20	-	-	4,980	-	5,000
Net loss for the quarter ended March 31, 2011	-	-	-	-	-	-	(268,235)	(268,235)
Balance, March 31, 2011 (unaudited)	26,917,127	16,110,500	26,917	16,111	-	19,603,964	(9,929,151)	9,717,841

Common stock to be issued at $0.15 per share as loan origination fees in June 2011	-	-	-	-	525	-	-	525
Net loss for the quarter ended June 30, 2011	-	-	-	-	-	-	(148,346)	(148,346)
Balance, June 30, 2011 (unaudited)	26,917,127	16,110,500	$26,917	$16,111	$525	$19,603,964	$(10,077,497)	$9,570,020

Common stock issued at $0.15 per share for June 2011 loan origination fees	3,500	-	4	-	(525)	521	-	-
Common stock issued at $0.19 per share for September 2011 loan origination fees	54,655	-	54	-	-	10,330	-	10,384
Net loss for the quarter ended September 30, 2011	-	-	-	-	-	-	(145,008)	(145,008)
Balance September 30, 2011 (unaudited)	26,975,282	16,110,500	$26,975	$16,111	$-	$19,614,815	$(10,222,505)	$9,435,396

See Notes to Consolidated Financial Statements

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,		Sept 27, 2006 (inception) to
	2011	2010	September 30, 2011
Cash Flows From Operating Activities
Net loss	$(561,589)	$(5,949,415)	$(10,222,505)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,353	1,774	15,205
Amortization of discount on notes payable	2,079	1,933	11,422
Impairment of tangible asset	-	4,061,544	4,180,001
Loss on sale of equipment	-	394,308	718,110
Revaluation of derivative liability	(11,899)	97,937	28,988
Stock issued for services	60,875	426,500	1,316,125
Stock issued for loan origination fee	24,459	3,920	42,474
Stock issued for interest	-	-	25
Changes in assets and liabilities
Prepaid expenses	(15,669)	221,825	(118,568)
Other accounts receivable	191,090	-	189,490
Accounts Payable	21,958	(407,935)	218,794
Accrued expense	(21,502)	(21,599)	201,251
Accrued interest - related parties	3,835	4,225	9,604
Accrued interest	66,757	40,366	111,408

Net cash used in operating activities	(237,253)	(1,124,617)	(3,298,176)

Cash Flows From Investing Activities
Purchase of furniture and equipment	-	-	(20,097)
Proceeds from sale of assets	250	1,136,387	1,172,250
Purchase of assets - Island Breeze and m/v Casino Royale	(276,725)	(329,356)	(17,173,531)

Net cash provided by (used in) investing activities	(276,475)	807,031	(16,021,378)

Cash Flows From Financing Activities
Proceeds from line of credit	145,000	-	145,000
Proceeds from issuance of convertible notes	385,000	275,000	6,726,362
Proceeds from issuance of notes	-	-	399,000
Principal payments on notes payable – other	(53,000)	(96,144)	(189,144)
Principal payments on convertible notes	(6,000)	-	(6,000)
Proceeds from issuance of common stock for cash	-	251,500	809,000
Proceeds from notes payable related parties	45,000	-	45,000
Payments of notes payable related parties	(20,000)	(17,411)	(175,416)
Contributed capital	-	-	11,597,659
Net cash provided by financing activities	496,000	412,945	19,351,461

Net increase (decrease) in cash and cash equivalents	(17,728)	95,359	31,907

Cash and cash equivalents, beginning of period	49,635	77,333	-

Cash and cash equivalents, end of period	$31,907	$172,692	$31,907

Cash paid during the period for:

Interest	$15,035	$771	$31,903

Taxes	$-	$-	$-

Supplemental Information and Non-monetary Transactions:

Issuance of stock for convertible debt and accrued interest	$50,223	$-	$6,044,096
Issuance of stock for services	$60,875	$426,500	$1,626,125
Issuance of stock for loan origination fee	$24,459	$3,920	$42,474
Capitalized accrued interest	$-	$-	$597,699
Issuance of convertible debt for stock	$-	$-	$170,000
Reclass conversion option liability to additional paid-in capital	$18,202	$-	$18,202

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

Subject to the terms of the Plan, the plan administrator, currently the Company’s Board of Directors, shall determine the provisions, terms, and conditions of each award including, but not limited to, the vesting schedules, repurchase provisions, rights of first refusal, forfeiture provisions, form of payment (cash, shares, or other consideration) upon settlement, payment contingencies, performance criteria for vesting and other matters.  During the three months ended September 30, 2011, the Company awarded no shares of Class A Common Stock under the Plan.  On September 30, 2011 there are 4,705,000 shares are available for issuance under the Plan.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission.  Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended December 31, 2010. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for the full year.

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

During the three and nine months ended September 30, 2011, the Company did not recognize any impairment to its long lived assets.   The Company has recognized an aggregate of $4,180,001 in impairment expense associated with the mv Casino Royale (which was sold on May 7, 2010) and associated gaming equipment.

Advertising expense

The Company expenses advertising costs as incurred. The Company incurred no advertising expense for the three and nine months ended September 30, 2011 and 2010 respectively.

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

Comprehensive Income

Comprehensive income includes net income and also considers the effect of other changes to stockholders’ equity that are not required to be recorded in determining net income, but are rather reported as a separate component of stockholders’ equity. During the three and nine months ended September 30, 2011 and 2010 there were no sources of other comprehensive income.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2011.  FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2011.  The Company recognized an aggregate of $4,061,544 in impairment expense associated with the sale of a vessel on May 7, 2010.

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. During the three and nine months ended September 30, 2011 and 2010, and from inception to September 30, 2011, common stock equivalents were not included in the calculation of the diluted weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

At September 30, 2011, the following convertible securities were not included in the fully-diluted loss per share because the result would have been anti-dilutive:  debt convertible into 991,808 shares at $0.50 per share, debt convertible into 260,000 shares at $0.25 per share, debt convertible into 2,057,750 shares at $0.20 per share, debt convertible into 480,000 shares at $0.15 per share and debt convertible into 454,545 at $0.11 per share.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements the Company incurred losses from operations of $145,008 and $745,591 for the three months ended September 30, 2011 and 2010, respectively, $561,589 and $5,949,415 for the nine months ended September 30, 2011 and 2010, respectively, and $10,222,505 from inception (September 27, 2006) through September 30, 2011. In addition, the Company’s current liabilities exceed its current assets by $1,679,379, as of September 30, 2011. These factors among others, including the Company’s current cash position, which was $31,907 as of September 30, 2011, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time absent the infusion of substantial additional capital.

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

Recent Accounting Pronouncements

Recently Issued Standards

In the nine months ended September 30, 2011, the Financial Accounting Standards Board (“FASB”) has issued ASU No. 2011-01 through ASU No. 2011-09, which is not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Furniture and fixtures	$3,844	$3,844
Office equipment	12,672	12,672
Computer software	3,573	3,573
	20,089	20,089

Less accumulated depreciation	15,205	12,852

Property and equipment, net	$4,884	$7,237,

Depreciation expense was $675 and $565 for the three months ended September 30, 2011 and 2010, respectively, $2,353 and $1,774 for the nine months ended September 30, 2011 and 2010, respectively, and $15,205 since inception.

NOTE 4 – GAMING, ENTERTAINMENT EQUIPMENT, AND FURNITURE NOT IN USE

On May 23, 2008, the Company acquired the m/v Casino Royale from Catino, S.A.  The total costs related to the purchase of the vessel were $4,622,164.    On May 7, 2010 we sold the Casino Royale for $1,970,815, which net of various adjustments including relocation expenses, resulted in us realizing $887,000.  The sale excluded all gaming and entertainment equipment and furniture located on board the Casino Royale, which we believe had a current value of approximately $2,000,000.    During the year ended December 31, 2010, the Company sold certain of these assets with an aggregate book value of $1,312,657 for cash of $285,000 and a receivable of $191,090. The Company also recorded a revaluation loss of $118,457, and a loss on the sale of assets of $718,110.  At September 30, 2011, assets with a book value of $687,093 remain on the Company’s balance sheet.

NOTE 5 – VESSEL UNDER RENOVATION – M/V ISLAND BREEZE (EX ATLANTIS)

On September 12, 2007, the Company completed the purchase of the passenger ship m/v Atlantis, and subsequently renamed it the m/v Island Breeze.  The total costs related to the purchase of the vessel were $8,039,645.  As of September 30, 2011, the Company has paid an additional $2,383,153 in renovation costs for a total cost of $10,422,798.

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

ASC 815-40 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  As disclosed in Note 7 (q), during April of 2010, the Company entered into a convertible loan which contains a variable conversion price.   In accordance with ASC 815-40, this conversion option is classified as a derivative liability and was valued at $9,343.  This amount was credited to conversion option liability when the note was issued.   The estimated values of the conversion options were determined using the Black-Scholes pricing model and the following assumptions:  Expected volatility of 35% - 61%;   Expected life (years) of .63 to .17; risk free interest rate of 0.24% to 0.22%; and dividend rate of 0.  During the year ended December 31, 2010, the entire discount of $9,343 was amortized.  As disclosed in Note 7 (q), during June of 2011, the Company entered into a convertible loan in the amount of $50,000 which contains a variable conversion price.   In accordance with ASC 815-40, this conversion option is classified as a derivative liability and was valued at $44,782.  This amount was credited to conversion option liability when the note was issued.   The estimated values of the conversion options were determined using the Black-Scholes pricing model and the following assumptions:  Expected volatility of 35% - 61%;   Expected life (years) of .63 to .17; risk free interest rate of 0.24% to 0.22%; and dividend rate of 0.  During the three and nine months ended September 30, 2011, $1,631 and $2,079 of this discount was amortized respectively, and at September 30, 2011, the amount of unamortized discount was $42,703.

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

NOTE 7 – NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Notes payable - related parties, (a)(d)	$105,000	$125,000
Notes payable – others, (c)	8,335	61,335
Convertible notes payable – related parties, (v)	45,000	-
Convertible notes payable, net, (e) through (ai) except (v)	1,006,751	707,904
	$1,165,086	$894,239

(a)
On December 1, 2008 and December 5, 2008 the Company borrowed an aggregated sum of $90,000 from officers and directors of the Company.  The Company issued Promissory Notes with a term of one year at an interest rate of 5% that accrues to term.  The Notes were subsequently reissued under the original terms of the Notes and are payable along with accrued interest on December 1, 2011 and December 5, 2011.  During the year ended December 31, 2010, the Company made principal payments in the amount of $5,000 on these Notes. During the period from January 1, 2011 to June 30, 2011, the Company made principal payments of $20,000 and accrued interest payments of $2,135 on these Notes.  On September 30, 2011, the aggregate principal balance of the Notes was $65,000 and accrued interest was $9,702

(c)
On June 18, 2009, the Company borrowed $250,000 and issued a Promissory Note evidencing this loan.  This loan, plus interest at the rate of 12% per annum and is payable 90 days from the date of issue.  We also issued 25,000 shares of Class A common stock in connection with this loan.  On September 17, 2009 the Company reissued the Promissory Note under the original terms, for $227,479, which included the original principle amount less a $30,000 principal pay down plus accrued interest.  The Promissory Note is payable 90 days from date of issue.  We also issued 25,000 shares of Class A common stock in connection with the extension of this loan.  On December 17, 2009 the Company reissued the Promissory Note under the original terms, for $200,788, which included the original principle amount less a $30,000 principal pay down plus accrued interest.  The Promissory Note is payable 104 days from date of issue.  We also issued 5,000 shares of Class A common stock in connection with the extension of this loan.    On April 1, 2010, the Company reissued the Promissory Note under the original terms, for $167,335, which included accrued interest.  The Promissory Note was payable six months from date of issue. On October 1, 2010, the Company reissued the Promissory Note under the original terms, for $91,335 and is payable along with accrued interest on March 31, 2011.  Subsequent to the due date, the lender verbally agreed to extend the Note on a month-to-month basis until paid in full.   During the period from January 1, 2011 to September 30, 2011, the Company made aggregate principal payments in the amount of $53,000.  At September 30, 2011, the Note balance was $8,335 and accrued interest on the Note was $5,187.

(d)
On October 9, 2009, the Company borrowed $49,000 and issued a Promissory Note to our majority shareholder, Olympian Cruises, LLC.   Olympian owns 13,889,500 shares of Class A Common Stock and 16,110,500 shares of Class B Common Stock, which were issued to Olympian during the Share Exchange with Island Breeze International, Inc. on June 12, 2009.    The managing members of Olympian include three officers of Island Breeze International, Inc.  The Promissory Note provides for interest at the rate of 5% per annum and is payable along with principal, one year from the date of issue.   On January 13, 2010, the Company made a principal payment in the amount of $500.  On June 3, 2010, the Company made a principal payment in the amount of $500.  On August 30, 2010, the Company made a principal payment in the amount of $8,000. On October 9, 2010, the Company reissued the Promissory Note under the original terms for $40,000 payable along with accrued interest on October 9, 2011.  On September 30, 2011, the Note balance was $40,000 and accrued interest on the Note was $4,079.

(e)
On November 6, 2009, the Company borrowed $300,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 120,000 shares of Class A common stock in connection with this loan. On November 17, 2010, the Company reissued the Note under the original terms in the amount of $330,904 which included accrued interest of $30,904.  As additional consideration for the lender agreeing to this transaction, the Company issued 15,000 restricted shares of its Class A common stock to the note holder. On March 1, 2011, the Note was reissued in the amount of $330,904, with a maturity date of June 1, 2011.  As additional consideration of the lender agreeing to this transaction, the Company issued 10,000 restricted shares of its Class A common stock to the Note holder.  On the maturity of the loan, the lender verbally agreed to extend the note on a month-to-month basis on the current terms until such time as the Company has sufficient cash liquidity to satisfy the obligation in full.  On September 30, 2011, the Note balance was $330,904 and accrued interest on the Note was $28,738.

(f)
On November 17, 2009, the Company borrowed $72,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 22,500 shares of Class A common stock in connection with this loan.  On November 23, 2010, the Company issued a new Convertible Promissory Note in the principal amount of $72,000 to replace the expiring note. The new note bears interest at the rate of 12% per annum, and is payable in one installment on February 23, 2011.  On November 24, 2010, the Company paid accrued interest in the amount of $7,318.  The Company also issued 15,000 shares of Class A common stock in connection with the new note. On March 4, 2011, the Company issued a new Convertible Promissory Note in the principal amount of $72,000 to replace the expiring Note.  The new Note bears interest at the rate of 15% per annum, a conversion price of $0.15 per share, and is payable in one installment on May 31, 2011.  On March 8, 2011, the Company paid accrued interest in the amount of $2,369.  The Company also issued 30,000 shares of Class A common stock in connection with the new Note. On August 14, 2011, the Company executed an extension on the Note thru September 30, 2011.  The Company paid accrued interest, thru the period ending June 30, 2011, in the amount of $3,515 and also issued 35,000 shares of Class A common stock in connection with the extension.  Subsequent to the due date, the lender verbally agreed to extend the Note on a month-to-month basis until paid in full. On September 30, 2011, the Note balance was $72,000 and accrued interest on the Note was $2,722.

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

(h)
On December 31, 2009, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 2,000 shares of Class A common stock in connection with this loan. On February 11, 2011, the Company reissued the Note with a maturity date of September 30, 2011 and a conversion price of $0.25 per share. As additional consideration of the lender agreeing to this transaction, the Company issued 1,000 restricted shares of its Class A common stock to the Note holder.   On the maturity of the loan, the lender verbally agreed to extend the note on a month-to-month basis on the current terms until such time as the Company has sufficient cash liquidity to satisfy the obligation in full.  On September 30, 2011, the Note balance was $10,000 and accrued interest was $1,748.

(i)
On December 31, 2009, the Company borrowed $15,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 3,000 shares of Class A common stock in connection with this loan.  On the maturity of the loan, the lender verbally agreed to extend the note on a month-to-month basis on the current terms until such time as the Company has sufficient cash liquidity to satisfy the obligation in full.  On September 30, 2011, the Note balance was $15,000 and accrued interest was $2,620.

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

(k)
On February 3, 2010, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 4,000 shares of Class A common stock in connection with this loan. On February 11, 2011, the Company reissued the Note with a maturity date of September 30, 2011 and a conversion price of $0.25 per share. As additional consideration of the lender agreeing to this transaction, the Company issued 2,000 restricted shares of its Class A common stock to the Note holder.   On July 28, 2011, the Lender cancelled this Note and rolled the principal in the amount of $20,000 and accrued interest in the amount of $2,953 into a new note as referenced in Note 7(ag) of this report.

(l)
On February 13, 2010, the Company borrowed $30,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 6,000 shares of Class A common stock in connection with this loan.  On the maturity of the loan, the lender verbally agreed to extend the note on a month-to-month basis on the current terms until such time as the Company has sufficient cash liquidity to satisfy the obligation in full.  On September 30, 2011, the Note balance was $30,000 and accrued interest on the Note was $4,892.

(m)
On February 16, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On the maturity of the loan, the lender verbally agreed to extend the note on a month-to-month basis on the current terms until such time as the Company has sufficient cash liquidity to satisfy the obligation in full.  On September 30, 2011, the Note balance was $10,000 and accrued interest on the Note was $1,616.

(n)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 1,000 shares of Class A common stock in connection with this loan. On the maturity of the loan, the lender verbally agreed to extend the note on a month-to-month basis on the current terms until such time as the Company has sufficient cash liquidity to satisfy the obligation in full.   On September 30, 2011, the Note balance was $10,000 and accrued interest on the Note was $1,613.

(o)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 1,000 shares of Class A common stock in connection with this loan. On February 19, 2011, the Company reissued the Note with a maturity date of September 30, 2011 and a conversion price of $0.25 per share. As additional consideration of the lender agreeing to this transaction, the Company issued 1,000 restricted shares of its Class A common stock to the Note holder.   On the maturity of the loan, the lender verbally agreed to extend the note on a month-to-month basis on the current terms until such time as the Company has sufficient cash liquidity to satisfy the obligation in full.  On September 30, 2011, the Note balance was $10,000 and accrued interest on the Note was $1,613.

(p)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On the maturity of the loan, the lender verbally agreed to extend the note on a month-to-month basis on the current terms until such time as the Company has sufficient cash liquidity to satisfy the obligation in full.  On September 30, 2011, the Note balance was $10,000 and accrued interest on the Note was $1,620.

(q)
On April 16, 2010, we entered into a Securities Purchase Agreement (“SPA”) with an investor and pursuant thereto issued an 8% convertible promissory note in the amount of $85,000 that is convertible into shares of Class A Common Stock.  The loan is due in full along with accrued interest on December 1, 2010.  The Investor has the right to convert all or any part of the outstanding and unpaid principal amount, as well as the interest accrued on this note into fully paid and non-assessable shares of Common Stock.  The conversion price is sixty-seven percent of the average of the three lowest bid prices on the over-the-counter bulletin board during the 10-day period prior to the conversion. During the period commencing on the execution of the note and ending 180 days thereafter, subject to certain limitations, provided the Investor has not sent us a notice of conversion, we have the right to redeem the note for an amount equal to 150 percent of the outstanding principal amount of the note plus the interest accrued and unpaid thereon, plus certain other adjustments.   Because the conversion price is based upon the price of the Company stock and is a variable price, this convertible note is considered a derivative liability pursuant to ASC 815-40 (Note 6).  The beneficial derivative liability was valued via the Black-Scholes valuation method at $9,343 at the time the note was issued. This amount is considered a discount to the note, and is being amortized to interest expense over the life of the note.  During the year ended December 31, 2010, the entire discount of $9,343 was amortized.   During the year ended December 31, 2010, principal in the amount of $55,000 was converted into 314,738 shares of the Company’s Class A Common stock.  During the period January 1, 2011 to March 31, 2011, the remaining principal in the amount of $30,000 and accrued interest in the amount of $4,233 was converted into 267,399 Class A common shares which satisfied the Company’s obligations under this Note.  On June 13, 2011 we entered into a SPA with an investor and issued an 8% convertible promissory note, under identical terms as denoted above, in the amount of $50,000 that is convertible into shares of Class A Common Stock.  The loan is due in full along with accrued interest on March 5, 2012.  The beneficial derivative liability was valued via the Black-Scholes valuation method at $44,782 at the time the note was issued. During the six months ended September 30, 2011, $2,079 of the discount was amortized, and at September 30, 2011 the amount of unamortized discount was $42,703.  On September 30, 2011, the Note balance was $50,000 and accrued interest on the Note was $1,194.

(r)
On June 15, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  On the maturity of the loan, the lender verbally agreed to extend the note on a month-to-month basis on the current terms until such time as the Company has sufficient cash liquidity to satisfy the obligation in full.  On September 30, 2011, the Note balance was $10,000 and accrued interest on the Note was $1,293.

(s)
On September 29, 2010, the Company borrowed $80,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 8,000 shares of Class A common stock in connection with this loan.  On the maturity of the loan, the lender verbally agreed to extend the note on a month-to-month basis on the current terms until such time as the Company has sufficient cash liquidity to satisfy the obligation in full.  On September 30, 2011, the Note balance was $80,000 and accrued interest on the Note was $8,044.

(t)
On November 10, 2010, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 12% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 3,000 shares of Class A common stock in connection with this loan.  On August 8, 2011, the Lender agreed to extend the maturity date of the Note until August 8, 2012 with a new interest rate of 15% per annum and a conversion price of $0.20 per share.  The Lender added an additional $75,000 of principal to the Note and agreed to roll accrued interest of $2,150 into the Note as principal.  The Company also issued 10,215 shares of Class A common stock in connection with the extension of this Note. On September 30, 2011, the Note balance was $102,150 and accrued interest on the Note was $1,912.

(u)
On December 29, 2010, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, which is based upon the subscription price of our Securities Purchase Agreement offering at the time of loan.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.  On July 28, 2011, the Lender cancelled this Note and rolled the principal in the amount of $25,000 and accrued interest in the amount of $1,447 into a new note as referenced in Note 7(ag) of this report.

(v)
On February 10, 2011, the Company borrowed $20,000 from an Officer of the Company and issued a Convertible Promissory Note evidencing this loan. This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the lender may elect to convert the principal amount of this Note into Class A Common shares at a conversion price of $0.25 per share, which is based upon an agreed value with lender. On June 30, 2011, the Company borrowed $25,000 from an Officer of the Company and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable sixty days from the date of issue.  On or before the maturity date, upon written notice to the Company, the lender may elect to convert the principal amount of this Note into Class A Common shares at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also committed to issue 2,500 shares of Class A common stock in connection with this loan.  On the maturity of the loan, the lender verbally agreed to extend the note on a month-to-month basis on the current terms until such time as the Company has sufficient cash liquidity to satisfy the obligation in full.  On September 30, 2011, the aggregated Notes balance was $45,000 and accrued interest on the Notes was $1,912.

(w)
On February 15, 2011, the Company borrowed $50,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.  On September 30, 2011, the Note balance was $50,000 and accrued interest on the Note was $3,111.

(x)
On February 15, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 250 shares of Class A common stock in connection with this loan.  On September 30, 2011, the Note balance was $5,000 and accrued interest on the Note was $311.

(y)
On February 15, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 250 shares of Class A common stock in connection with this loan.  On September 30, 2011, the Note balance was $5,000 and accrued interest on the Note was $311.

(z)
On February 15, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 250 shares of Class A common stock in connection with this loan.  On September 30, 2011, the Note balance was $5,000 and accrued interest on the Note was $311.

(aa)
On February 15, 2011, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 1,250 shares of Class A common stock in connection with this loan.  On September 30, 2011, the Note balance was $25,000 and accrued interest on the Note was $1,554.

(ab)
On February 25, 2011, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.  On September 30, 2011, the Note balance was $25,000 and accrued interest on the Note was $1,486.

(ac)
On March 25, 2011, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On September 30, 2011, the Note balance was $20,000 and accrued interest on the Note was $1,036.

(ad)
On March 28, 2011, the Company borrowed $50,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.  On September 30, 2011, the Note balance was $50,000 and accrued interest on the Note was $2,548.

(ae)
On March 29, 2011, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On September 30, 2011, the Note balance was $20,000 and accrued interest on the Note was $1,014.

(af)
On June 30, 2011, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On September 30, 2011, the Note balance was $10,000 and accrued interest on the Note was $252.

(ag)
On July 28, 2011, the Lender cancelled the Notes referenced in Note 7(k) and Note 7(u) of this report and rolled the aggregated principal in the amount of $45,000, aggregated accrued interest in the amount of $4,400, and new cash in the amount of $25,000 into a new Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 15% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 7,440 shares of Class A common stock in connection with this loan.  On September 30, 2011, the Note balance was $74,400 and accrued interest on the Note was $1,987.

(ah)
On August 18, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 500 shares of Class A common stock in connection with this loan.  On September 30, 2011, the Note balance was $5,000 and accrued interest on the Note was $60.

(ai)
On September 20, 2011, the Company borrowed $15,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.  The Company also issued 1,500 shares of Class A common stock in connection with this loan.  On September 30, 2011, the Note balance was $15,000 and accrued interest on the Note was $41.

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

Common Stock

The Company’s capitalization authorized is 100,000,000 Class A common shares and 16,110,500 Class B common shares each class with a par value of $0.001 per share. As of September 30, 2011 the Company had 26,975,282 Class A common shares and 16,110,500 Class B common shares issued and outstanding.   A full description of our common stock is provided in the prelude to this Form 10-Q.

During the period from July 1, 2011 to September 30, 2011, we issued an aggregate of 3,500 Class A common shares valued at $0.15 per share in connection with the execution of Convertible Notes.

During the period from July 1, 2011 to September 30, 2011, we issued an aggregate of 54,655 Class A common shares valued at $0.19 per share in connection with the execution of Convertible Notes.

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

Future minimum rental payments under this operating lease are as follows:

(Unaudited)
Three months ending December 31, 2011	$4,221
Year ending December 31, 2012	16,976
$21,197

Rent expense for leased facilities for the three months ended September 30, 2011 and 2010 were $3,627 and $4,221, respectively, and $15,881 and $12,389 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the period of July 1, 2011 to September 30, 2011, with the exception of the transactions described in Note 7(a), Note 7(d) and Note 7(v) of this report, the Company did not engage in the any related party transactions.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated its September 30, 2011 Quarterly Report on Form 10-Q for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements, except for the ones disclosed below.

On October 9, 2011, an existing Lender and related party to the Company, as referenced in Note 7(d), agreed to extend the maturity date of the Note, under the original terms, until October 9, 2012.

On October 18, 2011, an existing Lender to the Company, as referenced in Note 7(o), agreed to extend the maturity date of the Note until April 30, 2012.  The Lender rolled the principal in the amount of $10,000 and accrued interest in the amount of $1,663 into a new note. On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal of this Note into Class A common stock at a conversion price of $0.25 per share.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.

On November 9, 2011, we and our wholly owned Cayman Island subsidiary, Island Breeze International (“International”), entered into a securities purchase agreement (the “SPA”) with an investor (the “Investor”) as evidenced in our Form 8K filed on November 14, 20ll.  Pursuant to the SPA, we and International issued to Investor a promissory note (the “Note”) in the principal amount of $2,750,000 which, if fully funded, will represent $2,500,000 in cash and a non refundable 9% original issue discount (“OID”) of $250,000.  Pursuant to this financing, we can request advances be made to us by the Investor from time to time.  The initial advance at closing was $724,580.38 (inclusive of the OID).  Subsequent advances will be used primary to pay for refurbishment of Island Breeze.  The Note is due and payable on November 9, 2012 and is secured by a mortgage on Island Breeze, a vessel owned by International.  In connection with this loan, we issued to Investor 2,083,333 shares of our common stock (the “Shares”).  We have the right to purchase, for $0.001 per share, a percentage of these Shares determined by the percentage of the Note which is funded by advances (the “Repurchase Right”).  Under the terms of the SPA, Investor has the right, commencing on the 22nd month anniversary of the closing (subject to acceleration in certain circumstances), to cause us and International to purchase the shares for cash at a purchase price per share of $0.10, subject to certain adjustments (the “Put”).  The mortgage will be released upon our satisfaction of the Note and until such time will secure our obligations under the Note, the Put, and other obligations set forth in the documents executed with respect to the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis summarizes the significant factors affecting (1) our consolidated results of operations for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, and (2) our liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Report.

Principal Office

Our administrative office is located at 211 Benigno Blvd, Suite #201, Bellmawr, New Jersey, 08031. Our telephone number is 856-931-1505.

Other information

IB International has 43,085,782 shares outstanding on September 30, 2011 and 42,352,582 shares issued and outstanding on December 31, 2010. 16,110,500 of such shares are designated as Class B common shares and the holder has the right to cast ten votes for each share held of record on all matters submitted to a vote of holders of common stock.

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

As of September 30, 2011, we had six full-time employees and an additional two individuals who were independent contractors working for us either in their individual capacities or through professional service companies controlled by them. No employee is represented by a labor union.  We anticipate employing additional personnel as needed for the casino gaming floor, food and beverage outlets, terminal services, and the operations of the vessel and the Company.

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

Results of Operations

We are a development stage company.  Since inception, our efforts have been principally devoted to the acquisition and renovation of two vessels. From inception, September 27, 2006, to September 30, 2011, we have sustained accumulated losses of $10,222,505.  Included in the loss were general and administrative expenses, impairment expense of one of our previous owned vessels, loss from the sale of some of our equipment, a charge taken from the revaluation of a conversion option liability of a convertible note as discussed in Note 7(q), as well as professional fees not associated with the purchase and renovation of our vessels.

General and administrative expenses amounted to $126,917 for the three months ended September 30, 2011, compared to $259,418 for the three months ended September 30, 2010, a decrease of $132,501. The decrease in expenses is predominately due to the decrease in costs associated with consulting services, the costs associated with travel, as well as a decrease in the costs associated with acquiring capital as disclosed in Note 7.

General and administrative expenses amounted to $485,785 for the nine months ended September 30, 2011, compared to $1,338,639 for the nine months ended September 30, 2010, a decrease of $852,854. The decrease in expenses is predominately due to the decrease in costs associated with consulting services, the costs associated with travel, as well as a decrease in the costs associated with acquiring capital as disclosed in Note 7.

Nonoperating gains (excluding interest income and expense) amounted to $18,892 for the three months ended September 30, 2011, compared to a loss of $464,478 for the three months ended September 30, 2010, an increased gain in the amount of $483,370.  The increase is primarily due to the revaluation of a conversion option liability and a loss recorded from the sale of equipment during the three months ended September 30, 2010.

Nonoperating gains (excluding interest income and expense) amounted to $11,898 for the nine months ended September 30, 2011, compared to a loss of $4,553,789 for the nine months ended September 30, 2010, an increased gain in the amount of $4,565,687.  The increase is primarily due to the revaluation of a conversion option liability and an impairment charge taken on a vessel and equipment during the nine months ended September 30, 2010.

Interest expense amounted to $36,983 for the three months ended September 30, 2011, compared to $21,720 for the three months ended September 30, 2010.  The increase is due to an increase in accrued interest on convertible and promissory notes.

Interest expense amounted to $87,706 for the nine months ended September 30, 2011, compared to $57,073 for the nine months ended September 30, 2010.  The increase is due to an increase in accrued interest on convertible and promissory notes.

Balance Sheet Discussion

As of September 30, 2011 and December 31, 2010

As of September 30, 2011, our total assets were $11,266,850, total liabilities were $1,831,454 and shareholders’ equity was $9,435,396 compared to $11,185,877, $1,343,021 and $9,842,856, respectively, as of December 31, 2010.  Current assets at September 30, 2011 were $152,075 consisting of cash and cash equivalents of $31,907, other receivable of $1,600 and prepaid expenses of $118,568 compared to $49,635, $192,690 and $102,899, respectively, at December 31, 2010.  Included in total assets as of September 30, 2011 are property, and equipment, net of depreciation, of $4,884 and other assets of $11,109,891 consisting of the cost of vessel we have acquired and costs related to renovations of the vessel as well as gaming/entertainment equipment not in use, compared to $7,237 and $10,833,416, respectively, for the period ended December 31, 2010 with respect to these items.

As of September 30, 2011, our total liabilities and our current liabilities were $1,831,454 consisting of officer loans and notes payables and other loans in the amount of $158,335, accounts payable of $218,793, convertible notes payable of $1,006,751, accrued interest of $96,227, derivative liability of $32,883, accrued expenses of $173,465, and other short term liabilities of $145,000,  compared to total and current liabilities of $1,343,021, officer loan and notes payables  of $186,335, accounts payable of $196,835, convertible notes payable of $707,904, accrued interest of $38,778, derivative liability of $18,202, and accrued expenses of $194,967, respectively for the period ended December 31, 2010.

The increase in our liabilities for the nine months ended September 30, 2011 compared to December 31, 2010 primarily resulted from an increase in our convertible notes payable.

The net cash used in our operating activities in the nine month period ended September 30, 2011 was $237,253, a decrease of $887,364 from that used in the nine month period ended September 30, 2010, which net decrease was affected primarily by an impairment charge incurred to adjust the book value of one of our vessels, loss on the sale of assets, a decrease in accounts payables during the period, and issuance of stock for services rendered in lieu of cash.

Net cash used in investment activities in the nine month period ended September 30, 2011 was $276,475, consisting of acquisition and renovation of property and equipment.

Net cash provided by financing activities in the nine month period ended September 30, 2011 was $496,000, compared to $412,945 from the nine month period ended September 30, 2010, consisting of proceeds from issuance of convertible notes, loans, and capital contributions.

Cash and cash equivalents for the nine months ended September 30, 2011, decreased by $17,728, as compared to December 31, 2010.

Our capital expenditure plan for 2011 is estimated to approximate $15,000,000 to facilitate our renovation plan, purchase of gaming equipment, hiring of additional personnel, terminal improvements, marketing, working capital reserves, and general corporate purposes.  We require additional financing to continue.  The Company expects financing will be supplied by additional capital contributions from the Company’s shareholders, long and short-term debt, the sale of securities or a combination thereof.  There can be no assurance that financing from such sources or from any sources will be available to us.

We have funded our activities to date through capital contributions from our shareholders, short term loans, convertible notes and issuance of our common stock.  As of September 30, 2011, we had shareholders’ equity of $9,435,396, but little cash on hand.

Liquidity and Capital Resources

On July 28, 2011, an existing Lender cancelled the Convertible Promissory Notes referenced in Note 7(k) and Note 7(u) of this report and rolled the aggregated principal in the amount of $45,000, aggregated accrued interest in the amount of $4,400, and new cash in the amount of $25,000 into a new Convertible Promissory Note in the amount of $74,400 evidencing this loan.  This loan, plus interest at the rate of 15% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.

On August 8, 2011, we entered into a Funding Commitment (the “Agreement”) in the amount of $12,500,000.  A full description of this Agreement is provided in Part II Item 5 and Exhibit 10.3 of this Quarterly Report.

On August 8, 2011, an existing Lender as referenced in Note 7(t), added an additional $75,000 of principal, rolled accrued interest of $2,150 into the Note and agreed to extend the maturity date until August 8, 2012.  The renewed Note has a principal balance of$102,150, an interest rate of 15% per annum and a conversion price of $0.20 per share.

On August 18, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.

On September 20, 2011, the Company borrowed $15,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which is based upon an agreed value with lender.

During the three months ending September 30, 2011, we borrowed an additional $55,000 against an established line of credit.  On September 30, 2011 the balance owed on this line of credit was $145,000.  This loan, plus interest accrued at the rate of 18% annum, is payable at the discretion of the Company during the term of the credit line, but shall be paid in full no later than June 1, 2012.

During the three months period ending September 30, 2011, the Company made aggregate principal payments of $8,000 on a promissory note referenced in Notes 7(c).

The Company believes all of the issuances of securities referred to in this Note were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

As of October 21, 2011, the Company’s aggregate obligation under promissory notes due on or before September 30, 2012 is $1,207,789.  Of this amount, $1,094,454 is evidenced by promissory notes which are convertible into shares of our Class A Common Stock at the option of the holder.  $661,239 of our obligations under outstanding promissory notes will become due on or between October 1, 2011 and December 31, 2011.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred net losses of $561,589 and $5,949,415 for the nine months ended September 30, 2011 and 2010, respectively and $10,222,505 from inception (September 27, 2006) through September 30, 2011. In addition, the Company’s current liabilities exceed its current assets by $1,679,379 as of September 30, 2011. These factors among others, including the Company’s current cash position, which was $31,907 as of September 30, 2011, indicate that the Company may be unable to continue as a going concern for a reasonable period of time absent the infusion of substantial additional capital.

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

Our Chief Executive Officer, and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer, and our Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.  There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting and therefore no corrective actions were taken.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s capitalization authorized is 100,000,000 Class A common shares and 16,110,500 Class B common shares each class with a par value of $0.001 per share. As of September 30, 2011 the Company had 26,975,282 Class A common shares and 16,110,500 Class B common shares issued and outstanding.   A full description of our common stock is provided in the prelude to this Form 10-Q.

During the period from July 1, 2011 to September 30, 2011, we issued an aggregate of 3,500 Class A common shares valued at $0.15 per share in connection with the execution of Convertible Notes.

During the period from July 1, 2011 to September 30, 2011, we issued an aggregate of 54,655 Class A common shares valued at $0.19 per share in connection with the execution of Convertible Notes.

The Company believes all of the issuances of securities referred to in this Note were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

On August 8, 2011, we entered into a Funding Commitment (the “Agreement”) in the amount of $12,500,000 as evidenced in Exhibit 10.3.  Pursuant to the Agreement, the underwriter will, use its best efforts, to place an aggregate of $12,500,000 of Secured Promissory Notes (the “Notes”) to be issued by a  subsidiary to be formed by the Company (“NewCo”).  The Notes will mature in 5 years and interest on the Notes will be fixed at issue at a rate not to exceed 420 basis points over comparable maturing US Treasury Notes.  Interest on the Notes shall be paid annually in arrears with a balloon payment of principal due at maturity.

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

10.1***	Mortgage issued as of May, 2008 by Island Breeze International, as Mortgagor, to Catino, S.A., as Mortgagee.
10.2******	Memorandum of Understanding between Island Breeze International and Amandla Icon Shipping Corporation Pte Ltd dated April 17, 2009.
10.3********	Form of Funding Commitment dated, August 3, 2011.
14*****	Code of Ethics.
21.1*****	Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Numbers with (*) are filed herewith.  Numbers with (**) have been incorporated by reference from our Form SB-2, filed on December 13, 2007.  Numbers with (***) have been incorporated by reference from our Current Report on Form 8-K, filed on June 18, 2009.  Numbers with (****) have been incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2010.  Numbers with (*****) have been incorporated by reference from our Annual Report on Form 10-K, filed on April 14, 2010.  Numbers with (******) have been incorporated by reference from our Current Report on Form 8-K, filed on April 22, 2010.  Numbers with (*******) have been incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2010.  Numbers with (********) have been incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 18, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

ISLAND BREEZE INTERNATIONAL, INC.

Dated: November 16, 2011	By:	/s/ Bradley T. Prader
Bradley T. Prader
President and Chief Executive Officer

	By:	/s/ Steven G. Weismann
Steven G. Weismann
Chief Financial Officer