Form 10-K
period 2011-12-31
ISLAND BREEZE INTERNATIONAL, INC.
filed 2012-04-13
CIK 1419886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of March 30, 2012, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was$1,039,656, based upon a closing sale price of  $0.14 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 31, 2012, the registrant had outstanding 29,823,928 shares of Class A Common Stock and 16,110,500 shares of Class B Common Stock.

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

The Company’s activities since the closing of the Share Exchange have been focused on developing entertainment (including gaming) cruises to nowhere, the development of which is the historic business of IBI.  As of December 31, 2011, the Company owned one vessel, which it expects to substantially renovate and equip with gaming, restaurant and entertainment related equipment. On May 7, 2010, the company sold the Casino Royale, which it had previously owned.  The company is currently evaluating port locations in East Asia and the United States for the establishment of its initial cruise operations.

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

Item 1.       Business.

Overview

IBI was incorporated under the laws of the Cayman Islands as an exempt company on September 27, 2006.  We have had no revenue and have no operations.  Our efforts since our inception have been focused on developing and operating entertainment day cruises.  We own one vessel, which we expect to substantially renovate and equip with gaming, restaurant and entertainment related equipment.     We continue to evaluate available ports in the United States, including those located in the states of Florida, South Carolina, and Texas.  We have also focused on international locations and we are evaluating port locations primarily in East Asia for the establishment of cruise operations, with a particular focus on home port locations in the Hong Kong Special Administrative Region of China.

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

Acquisitions

On September 12, 2007, the Company completed the purchase of the passenger ship m/v Atlantis, and subsequently renamed it the m/v Island Breeze.  The total costs related to the purchase of the vessel were $8,039,645.  As of December 31, 2011, the Company has paid an additional $2,656,612 in renovation costs for a total cost of $10,696,257.

The m/v Island Breeze is currently moored in Elefsina Bay, near Piraeus, Greece.  We estimate that the full scale renovation of the Island Breeze will cost approximately an additional $6,000,000 and will take approximately four months from the commencement of full scale renovations, which will occur after the required financing is secured.  Additionally, we anticipate that we will incur an additional $2,600,000 of costs related to the purchase and installation of gaming equipment, IT equipment, and other furniture, fixtures & equipment.  However, we believe that such costs can be reduced if we were to utilize, in part or in whole, the gaming equipment, IT equipment, and other furniture and fixtures which had been onboard the Casino Royale, which the book value of our remaining equipment on December 31, 2011 was $687,093.  Further, we will continue to incur additional carrying costs related to the Island Breeze while we seek to secure the financing necessary to renovate and refit the vessel.  We may modify the scope of the renovations if we are unable to secure the financing we require to complete the contemplated renovations.

On May 23, 2008, the Company acquired the m/v Casino Royale from Catino, S.A.  The total costs related to the purchase of the vessel were $4,622,164.  On May 7, 2010 we sold the Casino Royale for $1,970,815, which net of various adjustments including relocation expenses, resulted in us realizing a gain of $887,000.  The sale excluded all gaming and entertainment equipment and furniture located on board the Casino Royale, which, based upon purchase invoices from the original owner, we believe had a current value of approximately $2,000,000.

On August 13, 2010, the Company sold some of its gaming and entertainment equipment, which had been located on the Casino Royale, for $250,000.  The book value of the gaming equipment sold was $644,308.  We realized a loss on the sale of the gaming equipment of $394,308.

On December 29, 2010, the Company sold additional gaming and entertainment equipment for $226,090. The book value of the gaming equipment sold was $668,349.  We realized a loss on the sale of the gaming equipment of $442,259.

The book value of our remaining equipment on December 31, 2011 was $687,093. We currently intend to retain and store the remaining gaming and entertainment equipment and furniture which we currently own although we may later sell or utilize it on another vessel.

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

Market of Operations

We continue to evaluate available ports in the United States, including those located in the states of Florida, South Carolina, and Texas, We have evaluated the East Asian market. In particular, we are pursuing home port opportunities in Hong Kong.  We believe that the East Asian market offers opportunities for significant return on investment of our existing facilities and of generating profits.  We note, however, this strategy is subject to change, as we continuously reevaluate our business strategy due to the changes in market conditions and other factors and may pursue opportunities in markets within Florida, South Carolina, Texas, and East Asia or other available locations in the future.

The Company is currently evaluating international entertainment cruise opportunities in East Asia.  Growth in the Eastern Asian gaming market has been dramatic.  For example, although land-based, the large scale and varied casino development in Macau highlights the potential for our business in the East Asian market.  Revenue per head in Macau already surpasses that achieved in Las Vegas.

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

There is no assurance that we will be able to successfully compete with existing or expanded entertainment cruises, land based or vessel based gaming operations within the East Asian market, or the State of Florida, South Carolina, Texas, or other states.  Some of the companies that own or run competing entertainment and/or gaming operations enjoy superior capitalization, name recognition, licensing and existing market share.  In additional to gaming based competition, we will also compete with non-gaming entertainment activities, including, but not limited to, short term cruises, resort attractions, various sports activities, and numerous other recreational activities.  There is no assurance that we will be able to successfully compete with such other activities.

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

The vessel we own now and the vessels we may own in the future are subject to the provisions of SOLAS 74, which was adopted in 1974 by the International Maritime Organization, a specialized agency of the United Nations that is responsible for measures to improve the safety and security of international shipping, and to prevent marine pollution from ships. SOLAS 74 is the current basic safety standard for all ships engaged in international service.  The Convention was substantially amended in 1992 and 2000 in order to upgrade and improve shipboard fire safety standards.  The amendments are applicable to all passenger ships engaged in international service, including retroactively to those ships that were built prior to 1980. Under the amendments, full compliance with SOLAS 74 standards is to be phased in and implemented over time and completed no later than October 1, 2010.  As of that date, passenger ships must comply with the final phase of the implementation of the SOLAS 74 amendments, most notably, requirements that no combustible material is used in ships’ structures and that certain other interior structure and space standards are met. The precise nature and scope of necessary work maybe determined in conjunction with the ship’s classification society.  Upon completion of the planned renovations, our vessel will be in compliance with the current SOLAS 74 requirements including those that were required to be completed by October 1, 2010.

Although the Company is currently focusing on establishing its initial cruise operations in East Asia, the Company may in the future decide to pursue opportunities in the United States, including the State of Florida, South Carolina, and Texas, where we were initially focused.  The rules and regulations in the United States vary from state to state.  The effect of  amendments  in 1994 to the Federal  Gambling Ship Act and in 1992 to the  Federal Johnson Act, was to repeal the prior prohibition under Federal law of gambling aboard ships making coastal voyages beyond the jurisdiction of state territorial waters (three miles on eastern coast of the United States and nine miles within the Gulf of Mexico), and to permit individual states to enact laws regulating or prohibiting gambling aboard ships making coastal voyages from ports located in such states.

Many states in the United States have introduced legislation which would prohibit or restrict gaming aboard ships making costal voyages from ports located in their states.  For example, from time to time in prior years, bills have been introduced in the Florida legislature which if enacted, would prohibit coastal gaming cruises from Florida ports.  No such bills have been enacted and no such bill is currently pending.  There is a risk that the State of Florida, South Carolina, Texas and municipalities in Eastern Asia or other jurisdictions may at some future date regulate or prohibit the coastal cruise gaming business.  In addition, the United States government or Asian nations could enact regulations or prohibit coastal gaming cruises.

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

Employees

As of March 30, 2012, we had nine full-time employees and an additional one individual who was an independent contractor working for us either in his individual capacity or through a professional service company controlled by him. No employee is represented by a labor union.  We anticipate employing additional personnel as needed for the casino gaming floor, food and beverage outlets, terminal services, and the operations of the vessel and the Company.

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

WE WILL INITALLY DEPEND ON ONLY ONE VESSEL TO CONDUCT OUR OPERATIONS.

Assuming we are able to secure the funding required to complete renovations of the Island Breeze, to purchase the necessary equipment and to commence operations, our initial operations will be entirely reliant upon the success of the entertainment cruise operations of one vessel, either of the Island Breeze, or another vessel which we deem more suited for our planned operations.  Any disruption of the operations of that vessel would have a substantial negative impact on our business.  While we will maintain casualty insurance to protect us against damage and loss of this vessel and the related equipment, any material damage to, or loss of, the vessel due to fire, extreme weather, flooding or other causes, would have a material adverse effect on our financial condition, business, and prospects.

WE HAVE NOT SELECTED AND FINALIZED NEGOTIATIONS WITH RESPECT TO THE INITIAL PORT FROM WHICH OUR ENTERTAINMENT CRUISES WILL OPERATE AND THE FAILURE TO SELECT OUR INITIAL PORT AND SUCCESSFULLY NEGOTIATE THE TERMS OF OCCUPANCY COULD HAVE AN ADVERSE AFFECT ON OUR BUSINESS.

We continue to evaluate available ports in the United States, including those located in Florida, South Carolina and Texas. We have evaluated international locations and we are currently evaluating port locations in East Asia from which we may pursue our entertainment cruise operations.  This strategy is subject to change.  While we have had preliminary negotiations, we have not yet negotiated the final terms of occupancy for any vessel at any port.  In the event we are unable to secure an appropriate port from which to commence our initial operations or we are unable to successfully negotiate favorable agreements with respect to the occupancy at the port we ultimately select, our business will be adversely affected.

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

Our operations will compete with all of these and other forms of gaming and will compete with any new forms of gaming and entertainment that may be legalized in the future, as well as with other types of entertainment.  Most of our competitors will have significantly more resources, an established market presence and significant revenue.  If we operate in East Asia, we will be subject to competition in East Asian jurisdictions from numerous diverse structured and non structured gaming and entertainment operations (cruise and land based) that are well established, including those existing in Macau and Hong Kong.  If we operate in the United States we would be subject to competition from gaming establishments in other jurisdictions, including Atlantic City, New Jersey, Las Vegas, Nevada, the Bahamas, riverboat gambling on the Mississippi and Ohio rivers, gambling in Louisiana and the Mississippi Gulf Coast and international gaming destinations such as Macau.  Such competition could adversely affect our ability to commerce operations and to compete for new gaming opportunities.

THE COMPETITION WE EXPECT TO FACE WILL INCREASE IN THE FUTURE IF JURISIDICTIONS LEGALIZE ADDITIONAL GAMING ACTIVITIES.

Over the past few years, there have been attempts to expand legalized gaming in various locations in the United States as well as foreign jurisdictions.  It is likely that the gaming industry will continue to pursue legalization of gaming throughout the world, and we believe that the increased legalization of gaming would have a material adverse impact on our future operations.

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

WE ARE SUBJECT TO A VARIETY OF NON-GAMING REGULATIONS WHICH COULD RESULT IN INCREASED EXPENSES AND ADVERSELY AFFECT OUR BUSINESS.

Any vessel which we operate in the future must comply with various domestic and foreign coast guard and port authority requirements as to ship design, on-board facilities, fire safety, equipment, personnel and general safety.  An inability to maintain compliance with such regulations could force us to incur additional costs in the renovation of our vessels, to maintain compliance or require us to buy new vessels.  In addition, we may be subject to certain state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses, such as the Clean Air Act, the Clean Water Act, and other environmental rules and regulations.  The potential coverage and compliance costs associated with these laws, regulations and ordinances will result in future additional costs to our operations.

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

During periods of economic uncertainty, such as that which exists today, our revenues may decrease while some of our costs will remain fixed, resulting in decreased earnings.  This is because the gaming and other leisure activities we expect to offer on our vessels are discretionary expenditures. Participation in these activities may decline during economic downturns because consumers have less disposable income.  Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn.

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

CURRENCY FLUCTUATIONS CAN AFFECT FINANCIAL RESULTS

Currency and exchange rate fluctuations may negatively impact our financial results.  We expect to pay for the renovations of our vessel (the Island Breeze) in Euros and will therefore be adversely affected if the value of the U.S. dollar declines against the Euro.  Furthermore, currency fluctuations will directly affect our operational results if we operate in foreign countries.

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

OUR COMMON STOCK IS QUOTED ON THE OTC MARKETS WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our Common Stock is quoted on the OTC Market (www.OTCMarkets.com), as within OTC Market Tier “OTCQB”.  Trading of securities quoted on the OTC Markets is significantly more limited than securities traded on the New York Stock Exchange or Nasdaq system.  The quotation of our shares on the OTC Markets may result in a less liquid market available for existing and potential stockholders to trade shares of our Common Stock, could depress the trading price of our Common Stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

Currently our Common Stock is quoted on the OTC Market, within OTC Market Tier “OTCQB”, and the trading volume existing or that will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in penny stocks and certain major brokerage firms restrict their brokers from recommending penny stocks because they are considered speculative, volatile and thinly traded. An established active trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded.

The trading volume of our Common Stock has been and may continue to be limited and sporadic. As a result of such trading activity, the quoted price for our Common Stock on the OTC Market may not necessarily be a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of or to obtain accurate quotations as to the market value of our Common Stock and as a result, the market value of our Common Stock likely would decline.

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

A LARGE NUMBER OF SHARES OF COMMON STOCK WILL BE ELIGIBLE FOR FUTURE SALE AND MAY DEPRESS OUR STOCK PRICE.

Our shares that are eligible for future sale may have an adverse effect on the price of our stock. As of March 31, 2012, there were 29,823,928 shares of our Class A Common Stock outstanding. A significant percent of these shares are eligible to be traded (a significant portion of which will be subject to certain volume limitations).  Trading of our common stock began in March, 2009 and the average daily trading volume has been very low.  Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

In September, 2009, we consummated a transitory merger and converted into a Delaware Company (the “Merger”).  After the Merger, our Class B Common Stock which is held by Olympian has super voting rights in that each share of such stock has 10 times the voting power of a share of Class A Common Stock.  Our charter documents also provide authorization to our Board of Directors to issue "blank check" preferred stock, with designations, rights and preferences as they may determine.  Accordingly, our Board of Directors may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.  These types of provisions may discourage, delay or prevent a change in our control and are traditional anti-takeover measures.  These provisions make it difficult for a majority stockholder to gain control of the Board of Directors and of our company. These provisions may be beneficial to our management and our Board of Directors in a hostile tender offer and may have an adverse impact on shareholders who may want to participate in such a tender offer, or who may want to replace some or all of the members of our Board of Directors.

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

Item 1B.    Unresolved Staff Comments

Not Applicable

Item 2.       Properties

We presently operate out of offices we lease at 211 Benigno Blvd., Suite 201, Bellmawr, New Jersey 08031.  Our telephone number is (856) 931-1505.   This office is sufficient for our current needs.  We intend to establish additional corporate and operational facilities at or near our ports of call and other locations.

Item 3.       Legal Proceedings

We are not currently involved in any material legal proceedings outside the ordinary course of business. Subsequent to the balance sheet date we were provided a copy of a Summons and Complaint, which is fully described in Note 12.

Item 4.       None

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

2010 Quarter Ended	High	Low

December 31, 2010	$0.64	$0.21
September 30, 2010	0.64	0.25
June 30, 2010	0.99	0.47
March 31, 2010	0.99	0.50

2011 Quarter Ended	High	Low

December 31, 2011	$0.25	$0.10
September 30, 2011	$0.25	$0.10
June 30, 2011	$0.25	$0.13
March 31, 2011	$0.25	$0.11

Security Holders

On the close of business on March 31, 2012, there were 29,823,928 shares of our Class A Common Stock outstanding, which were held of record by approximately 104 stockholders, not including persons or entities that hold the stock in nominee or "street" name through various brokerage firms. As of such date there were 16,110,500 shares of our Class B Common Stock outstanding which were held of record by one stockholder.

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

Subject to the terms of the Plan, the plan administrator, currently the Company’s Board of Directors, shall determine the provisions, terms, and conditions of each award including, but not limited to, the vesting schedules, repurchase provisions, rights of first refusal, forfeiture provisions, form of payment (cash, shares, or other consideration) upon settlement, payment contingencies, performance criteria for vesting and other matters.  During the fiscal year ended December 31, 2011 the Company awarded 60,000 shares of Class A Common Stock under the Plan.  On December 31, 2011 there are 4,705,000 shares are available for issuance under the Plan.  There are no warrants, options or other instruments convertible into our common stock which have been issued under this plan.

Sales of Unregistered Securities

We sold the securities listed below during the fourth quarter of 2011 without registering the securities under the Securities Act of 1933.

During November, 2011, we issued 208,083,333 Class A common shares valued at $0.001 per share in connection with the execution of a $2.75 million Secured Promissory Note referenced in Note 8(ap).  We have the right to purchase, for $0.001 per share, a percentage of these Shares determined by the percentage of the Note which is not funded by advances (the “Repurchase Right”).  Under the terms of the SPA, Investor has the right, commencing on the 22nd month anniversary of the closing (subject to acceleration in certain circumstances), to cause us and International to purchase the shares for cash at a purchase price per share of $0.10, subject to certain adjustments (the “Put”).

During December, 2011, we issued 35,000 Class A Common shares valued at $0.18 per share, based upon the fair market value during the period, in connection with the extension, by the lender referenced in Note 8(f), of the maturity date of our promissory note in the amount of $72,000.

During December, 2011, we issued 1,000 Class A Common shares valued at $0.18 per share, based upon the fair market value during the period, in connection with the extension, by the lender referenced in Note 8(h), of the maturity date of our promissory note in the amount of $10,000.

During December, 2011, we issued 1,000 Class A Common shares valued at $0.18 per share, based upon the fair market value during the period, in connection with the extension, by the lender referenced in Note 8(m), of the maturity date of our promissory note in the amount of $10,000.

During December, 2011, we issued 2,000 Class A Common shares valued at $0.18 per share, based upon the fair market value during the period, in connection with the extension, by the lender referenced in Note 8(n), of the maturity date of our promissory note in the amount of $10,000.

During December, 2011, we issued 1,000 Class A Common shares valued at $0.18 per share, based upon the fair market value during the period, in connection with the extension, by the lender referenced in Note 8(o), of the maturity date of our promissory note in the amount of $10,000.

During December, 2011, the holder of our $50,000 convertible promissory note referenced in Note 8(q) converted $8,000 of the principal due on the note into 59,701 Class A common shares at a conversion price of $0.134 per share, based upon the conversion factor detailed in the note.

During December, 2011, the holder of our $50,000 convertible promissory note referenced in Note 8(q) converted $15,000 of the principal due on the note into 143,266 Class A common shares at a conversion price of $0.105 per share, based upon the conversion factor detailed in the note.

During December, 2011, we issued 1,000 Class A Common shares valued at $0.18 per share, based upon the fair market value during the period, in connection with the extension, by the lender referenced in Note 8(r), of the maturity date of our promissory note in the amount of $10,000.

During December, 2011, we issued 10,000 Class A Common shares valued at $0.18 per share, based upon the fair market value during the period, in connection with the purchase by an investor of our convertible promissory note in the amount of $100,000, which we described in Note 8(aq).

There were no brokerage commissions, underwriter’s discounts or similar items paid with respect to any of the aforementioned issuances of securities.

The Company believes all of the issuances of securities referred to in this Note were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

We sold the securities listed below during the first quarter of 2012 without registering the securities under the Securities Act of 1933.

During January, 2012, a holder of our promissory note, with an outstanding principal balance of $27,000, converted $15,000 of the principal due on this note into 139,925 Class A Common shares at a conversion price of $0.11 per share as fully described in Note 8(q).

During January, 2012, a holder of our promissory note, with an outstanding principal balance of $12,000, converted $12,000 of the principal and $2,000 in accrued interest due on this note into 142,421 Class A Common shares at a conversion price of $0.10 per share as fully described in Note 8(q).

On February 6, 2012, the Company borrowed $35,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.

On February 7, 2012, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.

On March 27, 2012, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.

During March 2012, the Company issued an aggregate of 229,000 Class A common shares as payment for consulting services.

Except as set forth above, there were no brokerage commissions, underwriter’s discounts or similar items paid with respect to any of the aforementioned issuances of securities.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

During the fiscal year ended December 31, 2011, the following officers of the Company or “affiliate purchasers” (as defined in Rule 10b-18(a) (3) under the Exchange Act) purchased shares of our Class A Common Stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

Bradley T. Prader, CEO, purchased 18,500 shares via the publicly traded markets at an average price of $0.17 per share.

Thomas L. Schneider, EVP Maritime Ops, purchased 57,632 shares via the publicly traded markets at an average price of $0.18 per share.

Steven G. Weismann, CFO, purchased 61,000 shares via the publicly traded markets at an average price of $0.16 per share.

These purchases were made by the above mentioned individual persons and were not purchased as part of a publicly announced plan or program.

Item 6.       Selected Financial Data

As a smaller reporting Company, we are not required to provide the information required by the item.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion of our results of operation constitutes management’s review of the factors that affected our financial and operating performance for the years ended December 31, 2011 and 2010.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

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

Our primary sources of funding to date have been capital contributions by our majority shareholder and others, sale of our common stock, and cash provided by short-term borrowings.  Our primary uses of funds have been for capital expenditures as well as general and administrative expenses.

We may decide to acquire another vessel from which we can commence our initial operations.  It is anticipated that such a vessel will have a sufficient amount of cabins to accommodate passengers on overnight or multi-day cruises versus the shorter duration cruises that can be operated by the Island Breeze.

Results of Operations

We are a development stage company.  Since inception, our efforts have been principally devoted to the acquisition and renovation of two vessels to be used in its entertainment cruise business. From inception, September 27, 2006, to December 31, 2011, we have sustained accumulated losses of $10,796,655.  Included in the loss were general and administrative expenses,  professional fees not associated with the purchase and renovation of our vessels, as well as losses recognized upon the sale of the Casino Royale and the subsequent sale of gaming equipment removed from the vessel prior to the sale.

Balance Sheet Discussion

As of December 31, 2011 and 2010

As of December 31, 2011, our total assets were $11,621,461, total liabilities were $2,487,814 and shareholders’ equity was $8,925,314 compared to $11,185,877, $1,343,021 and $9,842,856, respectively, as of December 31, 2010.  Current assets at December 31, 2011 were $233,351 consisting of cash and cash equivalents of $222,812, prepaid expenses of $8,939 and other receivables of $1,600 compared to $345,224, $49,635, $102,899 and $192,690, respectively, for the period ending December 31, 2010.  Included in total assets as of December 31, 2011 are property, and equipment, net of depreciation, of $4,760 and other assets of $11,383,350 consisting of the cost of vessel we have acquired and costs related to renovations of the vessel as well as gaming/entertainment equipment not in use, compared to $7,237 and $10,833,416, respectively, for the year ended December 31, 2010 with respect to these items.

As of December 31, 2011, our total liabilities and our current liabilities were $2,487,814 consisting of officer loans and notes payables and other loans in the amount of $861,417, accounts payable of $170,558, convertible notes payable of $1,146,631, accrued interest of $139,095, conversion option liability of $21,486, and accrued expenses of $148,627 compared to total and current liabilities of $1,343,021, officer loan and notes payables  of $186,335, accounts payable of $196,835, convertible notes payable of $707,904, accrued interest of $38,778, conversion option liability of $18,202, and accrued expenses of $194,967, for the year ended December 31, 2010.  The significant increase in our liabilities in 2011 compared to 2010 resulted from the increase in convertible notes and promissory notes outstanding.

The net cash used in our operating activities in the twelve-month period ended December 31, 2011 was $659,788, a decrease of $658,433 from that used in the twelve-month period ended December 31, 2010, which net decrease was affected by a decrease in our net loss year over year, no impairment or loss on our assets, cash received from an outstanding receivable, as well as our pay down of accounts payable and accrued expenses.

Cash and cash equivalents as of December 31, 2011 increased by $173,177, as compared to December 31, 2010.  Net cash used in our investing activities in the twelve-month period ended December 31, 2011 was $549,934, consisting primarily of funds used in the acquisition and renovation of property and equipment, as well as proceeds from the sale of equipment, a net increase of $1,322,512 compared to the cash provided by investing activities during the twelve-month period ended December 31, 2010. Net cash from financing activities in the twelve-month period ended December 31, 2011 was $1,382,899, compared to $517,945 from the period ended December 31, 2010, consisting of proceeds from issuance of short term convertible notes and loans.

Our capital expenditure plan for 2012 is estimated to approximate $27,000,000 to facilitate our renovation plan, purchase of gaming equipment, hiring of additional personnel, terminal improvements, marketing, working capital reserves, and general corporate purposes.  We require additional financing to continue.  The Company expects financing will be supplied by additional capital contributions from the Company’s shareholders, long-term debt, the sale of securities or a combination thereof.  There can be no assurance that financing from such sources or from any sources will be available to us.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements the Company incurred losses from operations of $1,135,739  and $6,629,661 for the years ended December 31, 2011 and 2010, respectively and $10,796,655 from inception (September 27, 2006) through December 31, 2011. In addition, the Company’s current liabilities exceed its current assets by $2,254,463, as of December 31, 2011. These factors among others, including the Company’s current cash position, which was $222,812 as of December 31, 2011, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time absent the infusion of substantial additional capital.

Liquidity and Capital Resources

We have funded our activities to date through capital contributions from our shareholders, short term loans, convertible notes and issuance of our common stock.   As of December 31, 2011, we had shareholders’ equity of $8,925,314, but little cash on hand.

On January 6, 2010, the Company entered into a drawdown equity financing agreement and registration rights agreement with Auctus Private Equity Fund, LLC (“Auctus”).  Under the terms of the agreement, Auctus has committed, subject to certain conditions, to purchase up to $10 million of the Company’s Class A Common stock over a term of three years.  Although the Company is not obligated to sell shares under  the equity financing facility, the Financing Agreement gives the Company the option to sell Auctus Class A Common Shares at a per share purchase price of equal to 95% of the lowest closing bid price during the five trading days following the Company’s deliver of  notice to Auctus (the “Notice”).  At its option, the Company may set a floor price under which Auctus may not sell the shares which were the subject of the Notice.  The maximum number of shares of Class A Common Stock that the Company can include in any Notice is the greater of: (i) shares with a purchase price of $150,000 or (ii) 200% of the average daily trading volume based on ten days preceding the drawdown notice date.  During our fiscal year ending December 31, 2011, the Company has not utilized this equity financing facility and we expect to terminate said facility in the future.

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

We have two short term loans outstanding totaling an aggregate of $65,000 which we owe to the officers of the Company.  The loans bear interest at the rate of 5% annum with initial due dates of December 1, 2009. On the respective due dates, the loans (including accrued interest), were extended for two consecutive one-year periods at the stated interest rate.  On December 16, 2011, the Note holders signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.   On December 31, 2011, the aggregate balance due on these Notes were 75,521, which includes outstanding principal and accrued interest.

We have a short term convertible note outstanding in the amount of $25,000 which we owe to an officer of the Company.  The loan bears interest at the rate of 10% annum with initial due date of August 30, 2011. On December 16, 2011, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.   On December 31, 2011, the aggregate balance due on this Note was $26,266, which includes outstanding principal and accrued interest.

We have one short term convertible note outstanding in the amount of $20,000 which we owe to an officer of the Company.  The loan bears interest at the rate of 10% annum with initial due date of February 9, 2012. On December 16, 2011, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.   On December 31, 2011, the aggregate balance due on this Note was $21,780, which includes outstanding principal and accrued interest.

On June 18, 2009, we borrowed $250,000 and issued a promissory note evidencing the loan.  This loan, plus interest at the rate of 12% per annum was payable 90 days from the date of issue.  We also issued 25,000 shares of Class A common stock in connection with this loan.  On September 17, 2009 we reissued the promissory note under the original terms, for $227,479, which included the original principal amount less a $30,000 principal repayment, plus accrued interest.  The promissory note is payable 90 days from date of issue.  We also issued 25,000 shares of Class A common stock in connection with the extension of this loan.  On December 17, 2009, we reissued the promissory note under the original terms, for $200,788, which included the original principle amount less a $30,000 principal repayment, plus accrued interest.  The promissory note is payable 104 days from date of issue.  We also issued 5,000 shares of Class A common stock in connection with the extension of this loan.   During the period of January 1, thru December 31, 2011, we paid an aggregate of $8,335 in principal and $2,665 in accrued interest in connection with this loan.  On December 31, 02011, the balance due on this note was $0 in principal and $2,633 in accrued interest.

On October 9, 2009, we borrowed $49,000 and issued a promissory note to Olympian Cruises, LLC.  Olympian owns 13,889,500 shares of Class A Common Stock and 16,110,500 shares of Class B Common Stock, which were issued to Olympian during the Share Exchange with Island Breeze International, Inc. on June 12, 2009. The managing members of Olympian include three officers of Island Breeze International, Inc. The promissory note provides for interest at the rate of 5% per annum and is payable along with principal, one year from the date of issue.  During the period of January 1 thru December 31, 2011, we paid an aggregate of $0 in principal in connection with this loan.  On October 10, 2011, the Note holders signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment. On December 31, 2011, the balance due on this note was $44,583, which includes outstanding principal and accrued interest.

On November 6, 2009, we borrowed $300,000 and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  Pursuant to the terms of this note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  We also issued 120,000 shares of Class A common stock in connection with this loan. On November 17, 2010, we reissued the note under the original terms, for $330,904, which included the original principal amount and accrued interest of $30,904.  The reissued note matures on February 28, 2011.  We also issued 15,000 shares of Class A common stock in connection with the extension of this loan.  On the maturity date, the Company tried to contact the lender to request an extension of the due date.  As of the date of this report the Company has not received a reply from the lender.  On December 31, 2011, the balance due on this note was $367,983, which includes outstanding principal and accrued interest.

On November 17, 2009, we borrowed $72,000 and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  Pursuant to the terms of this note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  We also issued 22,500 shares of Class A common stock in connection with this loan. On November 23, 2010, we reissued the note in the amount of $72,000, at an interest rate of 12% per annum, and payable on February 23, 2011.  We also paid $7,318 in accrued interest and issued 15,000 shares of Class A common stock in connection with the extension of this loan.  On March 4, 2011, we reissued the note in the amount of $72,000, payable on May 31, 2011 The new Note bears interest at the rate of 15% per annum, a conversion price of $0.15 per share, based upon the fair market value during the period, and is payable in one installment on May 31, 2011. On March 8, 2011, the Company paid accrued interest in the amount of $2,369. The Company also issued 30,000 shares of Class A common stock in connection with the new Note. On August 14, 2011, the Company executed an extension on the Note thru September 30, 2011. The Company paid accrued interest, thru the period ending June 30, 2011, in the amount of $3,515 and also issued 35,000 shares of Class A common stock in connection with the extension.  On December 1, 2011, the Company executed an extension on the Note thru June 30, 2012.  The Company paid accrued interest, thru the period ending November 30, 2011, in the amount of $2,973 and also issued 35,000 shares of Class A common stock in connection with this extension.  On December 31, 2011, the balance due on this note was $74,471, which includes outstanding principal and accrued interest.

On December 18, 2009, we borrowed $10,000 and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period. On March 31, 2011, the holder of the Note converted the principal balance of $10,000 and accrued interest of $1,310 into 75,400 shares of Class A common shares which satisfied the Company’s obligations under this Note.

On December 31, 2009, we borrowed $10,000 and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  We also issued 2,000 shares of Class A common stock in connection with this loan. On February 11, 2011, we reissued the note in the amount of $10,000, payable on September 30, 2011, and issued 1,000 shares of Class A common stock in connection with the extension of this loan.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.25 per share, based upon the fair market value during the period.  On December 16, 2011, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.   The Company issued 1,000 shares of Class A common stock in connection with this extension.  On December 31, 2011, the balance due on this note was $12,000, which includes outstanding principal and accrued interest.

On December 31, 2009, we borrowed $15,000 and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  We also issued 3,000 shares of Class A common stock in connection with this loan.  On January 16, 2012, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.   The Company issued 1,000 shares of Class A common stock in connection with this extension.  On December 31, 2011, the balance due on this note was $19,000, which included outstanding principal and accrued interest.

On February 1, 2010, we borrowed $10,000 and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  We also issued 1,000 shares of Class A common stock in connection with this loan. On February 18, 2011, we paid the lender $6,000 of principal on the loan and the lender converted the remaining balance due of $5,084, which consisted of $4,000 in principal and $1,084 of accrued interest into 28,246 shares of Class A common stock, at conversion price of $0.18 per share, based upon the fair market value during the period.

On February 14, 2010, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.   The Company also issued 4,000 shares of Class A common stock in connection with this loan.  On February 10, 2011, we reissued the note in the amount of $20,000, payable on September 30, 2011, and issued 2,000 shares of Class A common stock in connection with the extension of this loan.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.25 per share, based upon the fair market value during the period.  On July 28, 2011, the Lender cancelled this Note and rolled the principal in the amount of $20,000 and accrued interest in the amount of $2,953 into a new note as referenced in Note 8(ag) of this report.

On February 13, 2010, we borrowed $30,000 and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 6,000 shares of Class A common stock in connection with this loan.  On December 16, 2011, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.   The Company issued 1,000 shares of Class A common stock in connection with this extension. On December 31, 2011, the balance due on this note was $35,648, which included outstanding principal and accrued interest.

On February 16, 2010, we borrowed $10,000 and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On December 1, 2011, the lender extended the note until March 31, 2012 under the original terms.  The Company issued 1,000 shares of Class A common stock in connection with this extension. On December 31, 2011, the balance due on this note was $11,868, which included outstanding principal and accrued interest.

On February 19, 2010, we borrowed $10,000 and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period. The Company also issued 1,000 shares of Class A common stock in connection with this loan. On December 1, 2011, the lender extended the note until February 28, 2012 under the original terms.  The Company issued 2,000 shares of Class A common stock in connection with this extension. Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment. On December 31, 2011, the balance due on this note was $11,865, which includes outstanding principal and accrued interest.

On February 19, 2010, we borrowed $10,000 and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On February 19, 2011, we reissued the note in the amount of $10,000, payable on September 30, 2011, and issued 1,000 shares of Class A common stock in connection with the extension of this loan.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.25 per share, based upon the fair market value during the period.  On October 18, 2011, we reissued the note in the amount of $11,663, which included $10,000 in principal and $11,663 in accrued interest, payable on April 30, 2012.  We issued 1,000 shares of Class A common stock in connection with this loan.  On December 31, 2011, the balance due on this note was $11,865, which included outstanding principal and accrued interest.

On February 19, 2010, we borrowed $10,000 and issued a convertible promissory note evidencing the loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lender may elect to convert the principal amount of this note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 1,000 shares of Class A common stock in connection with the extension of this loan.  On December 16, 2011, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.   The Company issued 1,000 shares of Class A common stock in connection with this extension.  On December 31, 2011, the balance due on this note was $11,872, which included outstanding principal and accrued interest.

On April 16, 2010, we entered into a Securities Purchase Agreement (“SPA”) with an investor and pursuant thereto issued an 8% convertible promissory note in the amount of $85,000 that is convertible into shares of Class A Common Stock.  The loan is due in full along with accrued interest on December 26, 2010.  The Investor has the right to convert all or any part of the outstanding and unpaid principal amount, as well as the interest accrued on this note into fully paid and non-assessable shares of Common Stock.  The conversion price is sixty-seven percent of the average of the three lowest bid prices on the over-the-counter bulletin board during the 10-day period prior to the conversion. During the period commencing on the execution of the note and ending 180 days thereafter, subject to certain limitations, provided the Investor has not sent us a notice of conversion, we have the right to redeem the note for an amount equal to 150 percent of the outstanding principal amount of the note plus the interest accrued and unpaid thereon, plus certain other adjustments.  Because the conversion price of this convertible note is below market price of the Company’s stock, this note is deemed to have an embedded beneficial conversion feature.  Because the conversion price is based upon the price of the Company stock and is a variable price, this conversion feature is considered a derivative liability pursuant to ASC 815-40 (note 6).  The beneficial conversion feature was valued via the Black-Scholes valuation method at $9,343 at the time the note was issued. This amount is considered a discount to the note, and is being amortized to interest expense over the life of the note.  During the year ended December 31, 2010, the entire discount of $9,343 was amortized. During the year ended December 31, 2010, principal in the amount of $55,000 was converted into 314,738 shares of the Company’s Class A Common stock. During the period January 1, 2011 to March 31, 2011, the remaining principal in the amount of $30,000 and accrued interest in the amount of $4,233 was converted into 267,399 Class A common shares which satisfied the Company’s obligations under this Note.  On June 13, 2011 we entered into a SPA with an investor and issued an 8% convertible promissory note, under identical terms as denoted above, in the amount of $50,000 that is convertible into shares of Class A Common Stock.  The loan is due in full along with accrued interest on March 5, 2012.  The beneficial derivative liability was valued via the Black-Scholes valuation method at $44,782 at the time the note was issued. During the year ended December 31, 2011, $23,296 of the discount was amortized, and at December 31, 2011 the amount of unamortized discount was $21,486.  During December 2011, the holder of the note converted $23,000 of the principal due on the note into 202,967 shares of Class A common stock.  On December 31, 2011, the Note balance was $27,000 and accrued interest on the Note was $2,158.  Subsequent to the date of this balance sheet, the holder of our $50,000 convertible promissory note converted $27,000 of the principal due on the note and accrued interest of $2,000 into 282,346 shares of Class A common stock.

On June 15, 2010, the Company borrowed $10,000 and issued a convertible promissory note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  On December 16, 2011, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.   The Company issued 1,000 shares of Class A common stock in connection with this extension.   On December 31, 2011, the note balance was $10,000 and accrued interest on the note was $1,545.

On September 29, 2010, the Company borrowed $80,000 and issued a convertible promissory note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 8,000 shares of Class A common stock in connection with this loan.  On December 31, 2011, the note balance was $80,000 and accrued interest on the note was $11,069.  Subsequent to this balance sheet, on January 13, 2012, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.   The Company issued 10,000 shares of Class A common stock in connection with this extension.

On November 10, 2010, the Company borrowed $25,000 and issued a convertible promissory note evidencing this loan.  This loan, plus interest at the rate of 12% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock, at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 3,000 shares of Class A common stock in connection with this loan.  On August 8, 2011, the Lender agreed to extend the maturity date of the Note until August 8, 2012 with a new interest rate of 15% per annum and a conversion price of $0.20 per share, based upon the fair market value during the period.  The Lender added an additional $75,000 of principal to the Note and agreed to roll accrued interest of $2,150 into the Note as principal.  The Company also issued 10,215 shares of Class A common stock in connection with the extension of this Note. On December 31, 2011, the note balance was $102,150 and accrued interest on the note was $5,774.

On December 29, 2010, the Company borrowed $25,000 and issued a convertible promissory note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.  On July 28, 2011, the Lender cancelled this Note and rolled the principal in the amount of $25,000 and accrued interest in the amount of $1,447 into a new note as referenced in Note 8(ag) of this report..

On February 10, 2011, the Company borrowed $20,000 from an Officer of the Company and issued a Convertible Promissory Note evidencing this loan. This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the lender may elect to convert the principal amount of this Note into Class A Common shares at a conversion price of $0.25 per share, based upon the fair market value during the period.  On December 16, 2011, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.   On December 31, 2011, the note balance was $20,000 and accrued interest on the note was $1,780.

On June 30, 2011, the Company borrowed $25,000 from an Officer of the Company and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable sixty days from the date of issue.  On or before the maturity date, upon written notice to the Company, the lender may elect to convert the principal amount of this Note into Class A Common shares at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also committed to issue 2,500 shares of Class A common stock in connection with this loan.  On December 16, 2011, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.    On December 31, 2011, the note balance was $45,000 and accrued interest on the note was $1,266.

On February 15, 2011, the Company borrowed $50,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.   On December 31, 2011, the Note balance was $50,000 and accrued interest on the Note was $4,370.

On February 15, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 250 shares of Class A common stock in connection with this loan. At maturity date, the Company and lender are in discussions to extend the note under the current terms On December 16, 2011, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  On December 31, 2011, the Note balance was $5,000 and accrued interest on the Note was $437.

On February 15, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 250 shares of Class A common stock in connection with this loan.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  On December 31, 2011, the Note balance was $5,000 and accrued interest on the Note was $437.

On February 15, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 250 shares of Class A common stock in connection with this loan.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  On December 31, 2011, the Note balance was $5,000 and accrued interest on the Note was $437.

On February 15, 2011, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 1,250 shares of Class A common stock in connection with this loan.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  On December 31, 2011, the Note balance was $25,000 and accrued interest on the Note was $2,184.

On February 25, 2011, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 2,500 shares of Class A common stock in connection with this loan. .  On February 15, 2012, the Note Holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  The Company issued 1,000 shares of Class A common stock in connection with this extension.    On December 31, 2011, the Note balance was $25,000 and accrued interest on the Note was $2,116.

On March 25, 2011, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment. On December 31, 2011, the Note balance was $20,000 and accrued interest on the Note was $1,540.

On March 28, 2011, the Company borrowed $50,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment. On December 31, 2011, the Note balance was $50,000 and accrued interest on the Note was $3,808.

On March 29, 2011, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment. On December 31, 2011, the Note balance was $20,000 and accrued interest on the Note was $1,518.

On June 30, 2011, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On December 31, 2011, the Note balance was $10,000 and accrued interest on the Note was $504.

On July 28, 2011, the Lender cancelled the Notes referenced in Note 8(k) and Note 8(u) of this report and rolled the aggregated principal in the amount of $45,000, aggregated accrued interest in the amount of $4,400, and new cash in the amount of $25,000 into a new Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 15% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 7,440 shares of Class A common stock in connection with this loan.  On December 31, 2011, the Note balance was $74,400 and accrued interest on the Note was $4,800.

On August 8, 2011, we entered into a Funding Commitment (the “Agreement”) in the amount of $12,500,000 as evidenced in Exhibit 10.3.  Pursuant to the Agreement, the underwriter will, use its best efforts, to place an aggregate of $12,500,000 of Secured Promissory Notes (the “Notes”) to be issued by a subsidiary to be formed by the Company (“NewCo”).  The Notes will mature in 5 years and interest on the Notes will be fixed at issue at a rate not to exceed 420 basis points over comparable maturing US Treasury Notes.  Interest on the Notes shall be paid annually in arrears with a balloon payment of principal due at maturity.  The Notes will be secured by a first lien on the Company’s vessel, the mv Island Breeze, which will be transferred to NewCo, as well as, among other security, land leases used for docking the vessel, office leases and equipment related to the vessel.  The funding date of the Notes is expected to approximate ninety (90) days from commencement.  Pursuant to the agreement, an underwriting fee of $500,000 was paid by a third party (the ”Investor”), to cover expenses associated with due diligence, securitization, registration, listing and all underwriting costs involved in this transaction.  The Company has agreed to reimburse the Investor the $500,000 from the proceeds of the Notes, and on successful completing of the offering, pay it $250,000 in consideration for advancing the underwriting fee.  In the event the Notes are not subscribed, the underwriter has agreed to fully refund the underwriting fee to the Investor.  Upon successful placement of the Notes, the Company will pay the underwriter an origination fee of 3% and a success fee of 1.5% of the principal funding amount.  The proceeds from the Notes will be utilized to continue renovations on the mv Island Breeze as well as other costs associated with the establishment of operations from a port located in the United States.  A full description of this Agreement is provided in Exhibit 10.3 of this Annual Report.

On August 18, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 500 shares of Class A common stock in connection with this loan.  On December 31, 2011, the Note balance was $5,000 and accrued interest on the Note was $186.

On September 20, 2011, the Company borrowed $15,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 1,500 shares of Class A common stock in connection with this loan.  On December 31, 2011, the Note balance was $15,000 and accrued interest on the Note was $419.

On November 9, 2011, we and our wholly owned Cayman Island subsidiary, Island Breeze International (“International”), entered into a securities purchase agreement (the “SPA”) with an investor (the “Investor”) as evidenced in our Form 8K filed on November 14, 20ll.  Pursuant to the SPA, we and International issued to Investor a promissory note (the “Note”) in the principal amount of $2,750,000 which, if fully funded, will represent $2,500,000 in cash and a non refundable 9% original issue discount (“OID”) of $250,000.  Pursuant to this financing, we can request advances be made to us by the Investor from time to time.  The initial advance at closing was $724,580.38 (inclusive of the OID).  Subsequent advances will be used primarily to pay for refurbishment of Island Breeze.  The Note is due and payable on November 9, 2012 and is secured by a mortgage on Island Breeze, a vessel owned by International.  In connection with this loan, we issued to Investor 2,083,333 shares of our common stock (the “Shares”).  We have the right to purchase, for $0.001 per share, a percentage of these Shares determined by the percentage of the Note which is funded by advances (the “Repurchase Right”).  Under the terms of the SPA, Investor has the right, commencing on the 22nd month anniversary of the closing (subject to acceleration in certain circumstances), to cause us and International to purchase the shares for cash at a purchase price per share of $0.10, subject to certain adjustments (the “Put”).  The mortgage will be released upon our satisfaction of the Note and until such time will secure our obligations under the Note, the Put, and other obligations set forth in the documents executed with respect to the transaction.  On November 25, 2011, the Company received an advance in the amount of $143,808 (inclusive of the OID).  On December 31, 2011, the Company has the right to repurchase 1,425,463 Shares at a repurchase price of $1,425.  Additionally, the Investor may Put to the Company 657,870 Shares at an aggregate Put price of $65,787.  On December 31, 2011, the Note balance was $868,389 and accrued interest on the Note was $16,864.

On November 29, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On December 31, 2011, the Note balance was $5,000 and accrued interest on the Note was $44.

On November 29, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On December 31, 2011, the Note balance was $5,000 and accrued interest on the Note was $44.

On November 29, 2011, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On December 31, 2011, the Note balance was $10,000 and accrued interest on the Note was $88.

On November 29, 2011, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On December 31, 2011, the Note balance was $10,000 and accrued interest on the Note was $88.

On November 29, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On December 31, 2011, the Note balance was $5,000 and accrued interest on the Note was $44.

On November 29, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On December 31, 2011, the Note balance was $5,000 and accrued interest on the Note was $44.

On December 28, 2011, the Company borrowed $100,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On December 31, 2011, the Note balance was $100,000 and accrued interest on the Note was $82.

During the year ended December 31, 2011, we borrowed an aggregate of $145,000 against an established line of credit. This loan, plus interest accrued at the rate of 18% annum, is payable at the discretion of the Company during the term of the credit line, but shall be paid in full no later than June 1, 2012.  During November and December of 2011, we made payments of $35,000 principal and $5,890 accrued interest on this loan.  On December 31, 2011, the balance due on this line of credit is 111,682 which includes principal and accrued interest.

During November 2011, we issued 2,083,333 Class A common shares valued at $0.001 per share in connection with the purchase by an investor of our Promissory Note in the amount of $2,750,000 as referenced in Note 8(ap).

During December, 2011, we issued 51,000 Class A Common Shares valued at $0.18 per share, based upon the fair market value during the period, in connection with the extension by seven investors of our convertible promissory notes.

During December 31, 2011, the holder of our $50,000 convertible promissory note referenced in Notes 8(q) and 9 converted $23,000 of the principal due on the note into 202,967 shares of our common stock.

Impact of Inflation

Since we have had no operations to date, inflation has not affected the results of our operations, but may affect the costs we will incur to complete the renovation of our vessels.  Do not expect such consequences to be significant given the current economic client.

Liquidity - Activity Subsequent to December 31, 2011

In January 2012, we borrowed an aggregate of $55,000 from two individuals and issued convertible notes due commencing twelve months from the date of each loan together with interest at the rate of 10% per annum.  Pursuant to the terms of the notes, on or before the maturity date, upon written notice, the lenders may elect to convert the principal amount of the note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.

In March 2012, we borrowed $14,000 from an individual and issued a convertible note due commencing twelve months from the date of the loan together with interest at the rate of 10% per annum.  Pursuant to the terms of the note, on or before the maturity date, upon written notice, the lenders may elect to convert the principal amount of the note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.

Subsequent to this balance sheet date, the holder of our $50,000 convertible promissory note referenced in Notes 8(q) and 9 converted $27,000 of the principal and $2,000 of accrued interest due on the note into 282,346 shares of our common stock.

Subsequent to this balance sheet date, we sold the cabinets and display components of our remaining slot equipment that we stored for sale or future use.  We retained 513 player tracking system components associated with our slot machines, which are valued at $350 each for an aggregate book value of $179,550.  We received $4,732 for the cabinets and display components.

Subsequent to this balance sheet date, we made aggregate payments of $68,687 on our line of credit which included $65,000 of principal and $3,687 in interest.

Subsequent to this balance sheet date, we borrowed $948,830 (inclusive of OID) against our promissory note referenced in Note 8(ap).

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

None

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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer, who also is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.  There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2011  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting and therefore no corrective actions were taken.

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

Management's assessment of the effectiveness of the small business issuer's internal controls over financial reporting is as of the year ended December 31, 2011. We believe that our internal controls over financial reporting are effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.  In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

Item 10.     Directors, Executive Officers and Corporate Governance

The following are our executive officers and directors; each of whom has served since the closing of the Share Exchange on June 12, 2009.

Name	Age	Positions and Offices
Bradley T. Prader	39	Chief Executive Officer ; President; and Chairman
Sean F. McManimon	52	Chief Operating Officer; and Director
Michael C. Hovdestad	39	Chief Legal Officer; Secretary; and Director
Steven G. Weismann	50	Chief Financial Officer
Thomas L. Schneider	66	EVP of Maritime Operations; and Director
Craig A. Szabo	58	Director

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file report of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership Securities).  Directors, executive officers and beneficial owners of more than 10% of the Company’s common stock are required by SEC regulations to provide the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that each current officer, director and beneficial owner of 10% or more of the Company’s securities has complied with the Section 16(a) filing requirements applicable to them.  Catino SA, which owns more than 10% of our Class A common stock failed to file a Form 3 with the SEC with respect to its ownership of our common stock.

Code of Ethics

The Company has adopted a written code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer and any persons performing similar functions. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to 211 Benigno Blvd, Suite 201, Bellmawr, New Jersey 08031, or you may download a copy via our website at www.Islandbreezeinternational.com.

Item 11.     Executive Compensation

The following table shows for the fiscal year ended December 31, 2011 and 2010, compensation awarded or paid to, or earned by, the following persons in all capacities (collectively, the "Named Executive Officers”) Bradley T. Prader, our President, Chief Executive Officer.

None of our executive officers, other than Mr. Prader, earned more than $100,000 in salary and bonus for the 2011. We did not grant options to acquire shares of our common stock to them during the period indicated.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)

Bradley T. Prader	2011	$100,000	$0	$0	$29,172	$104,172
President; Chief Executive Officer; and Chairman (1)	2010	$75,000	0	$0	$29,868	$104,868

(1) Other compensation of $ represents payments of health insurance premiums.

INCENTIVE PLANS

In July, 2009, the Board adopted and our shareholder’s approved our 2009 Stock Incentive Plan which authorized the issuance of up to 5,000,000 shares of our Common Stock to eligible individuals.  During our fiscal year 2011, we issued 60,000 shares under the plan to eligible non-employees of the Company. An additional 4,705,000 shares are available for issuance under the Plan.

OPTION GRANTS IN LAST FISCAL YEAR

We did not grant to the Named Executive Officers options to purchase shares in fiscal 2011.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

None of our officers held options to purchase shares of our common stock during fiscal 2011.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of December 31, 2011, certain information regarding the ownership of our Class A Common Stock and Class B Common Stock by each stockholder known to our management to be (i) the beneficial owner of more than 5% of our outstanding stock of each of these classes, (ii) our directors, (iii) our executive officers, and (iv) all executive officers and directors as a group. We believe that, except as otherwise indicated, the beneficial owners of our common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares. Percentage of ownership is based on 29,312,582 shares of Class A Common Stock and 16,110,500 shares of Class B Common Stock issued and outstanding at December 31, 2011, plus, as to the holder thereof only and no other person, the number of shares of common stock which may be acquired on conversion of any shares of common stock we may have outstanding or are subject to options, warrants and convertible debentures exercisable or convertible within 60 days of December 31, 2011 by that person.  Except as otherwise stated in the table, the addresses of the holder is c/o our Company at 211 Benigno Blvd, Bellmawr, New Jersey 08031.

Name	Number of Shares(1)		Percentage of Class		Percentage of the Vote
Owner of More Than 5% of Class	Class A Common Stock*	Class B Common Stock	Class A Common Stock	Class B Common Stock

Olympian Cruises, LLC	13,889,500	16,110,500	55.5%	100%	91.9%

Olympian Entertainment, LLC(2)	13,889,500	16,110,500	55.5%	100%	91.9%

Catino, SA (3)	5,566,795	0	19.0%	** %	** %

Directors and Executive Officers

Bradley T. Prader (4)	13,932,950	16,110,500	47.5%	100%	91.9%

Sean F. McManimon (4)	13,889,500	16,110,500	47.4%	100%	91.8%

Michael C. Hovdestad (4)	13,910,100	16,110,500	47.5%	100%	91.9%

Thomas L. Schneider	57,632		** %	** %	** %

Craig A. Szabo (5)	113,000		** %	** %	** %

Steven G. Weismann	112,155		** %	** %	** %

All Directors and Executive Officers as a group (6 persons)	14,312,582	16,110,500	48.6%	100%	92.1%

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

**Less than one percent ownership.

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

As of June 12, 2009, Olympian, a Delaware limited liability company, acquired control of Goldpoint (our predecessor company) in a transaction we have referred to herein as the “Share Exchange” or the “Reverse Acquisition”.  As of such date, Goldpoint issued 30,000,000 shares of its common stock (or approximately 77.8 % of Goldpoint’s common stock outstanding on that date) to Olympian.  In return for such issuances of shares, Goldpoint received all of the outstanding shares of capital stock of IBI, a privately held exempt Cayman Islands company.  Thus, IBI became Goldpoint’s wholly-owned subsidiary and the business of the subsidiary became its only operations.  On September 15, 2009, Olympian exchanged 16,110,500 shares of Class A Common Stock for an identical number of shares of Class B Common Stock, the rights of which are substantially identical, except that the Class B Common Stock has ten votes per share and the Class A Common Stock has one vote per share.  As of December 31, 2011, Olympian owned 66.0% of our capital stock (including Class A and Class B Common Stock) and 91.9% of the total voting power owned by all stockholder’s of the Company.  Olympian owns 13,889,500 shares of Class A Common Stock and 16,110,500 shares of Class B Common Stock.    The managing members of Olympian include three officers of Island Breeze International, Inc.

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

Item 14.     Principal Accountant Fees and Services

Our Board of Directors was directly responsible for interviewing and retaining our independent accountant, Bernstein & Pinchuk LLP (“BP”), considering the accounting firm's independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. Our Board did not delegate these responsibilities. During 2011 our Board of Directors pre-approved 100% of the services described below.

During fiscal year 2011, the aggregate fees which we paid to or were billed by BP for professional services were as follows:

Year Ended December 31,
2011

Audit Fees - BP (1)	$40,500
Audit-Related Fees (2)	0
Tax Fees (3)	0
All Other Fees	0

Total	$40,500

(1) Fees for services to perform an audit or review in accordance with generally accepted auditing standards and services that generally only our independent registered public accounting firm can reasonably provide, such as the audit of our consolidated financial statements, the review of the financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory engagements.  The fees reflect $10,500 billed for reviews of interim reporting periods during 2011 and an estimate of $30,000 for fees related to the audit of our fiscal year 2011.

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

4.14*********
Form of Securities Purchase Agreement, between Island Breeze International, Inc., Island Breeze International and Investor dated, November 9, 2011, with respect to the Convertible Promissory Note in the amount of $2,750,000 issued by the Company on November 9, 2011.

4.15*********	Form of Convertible Promissory Note issued to Investor, in the principal amount of $2,750,000 dated, November 9, 2011.
4.16*********	Form of First Priority Naval Mortgage issued by Island Breeze International in favor of Investor dated, November 9, 2011.
10.1***	Mortgage issued as of May, 2008 by Island Breeze International, as Mortgagor, to Catino, S.A., as Mortgagee.
10.2******	Memorandum of Understanding between Island Breeze International and Amandla Icon Shipping Corporation Pte Ltd dated April 17, 2009.
10.3********	Form of Funding Commitment dated, August 3, 2011
14*****	Code of Ethics.
21.1*****	Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Numbers with (*) are filed herewith.  Numbers with (**) have been incorporated by reference from our Form SB-2, filed on December 13, 2007.  Numbers with (***) have been incorporated by reference from our Current Report on Form 8-K, filed on June 18, 2009.  Numbers with (****) have been incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2010.  Numbers with (*****) have been incorporated by reference from our Annual Report on Form 10-K, filed on April 14, 2010.  Numbers with (******) have been incorporated by reference from our Current Report on Form 8-K, filed on April 22, 2010.  Numbers with (*******) have been incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2010.  Numbers with (********) have been incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 18, 2011.  Numbers with (*********) have been incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISLAND BREEZE INTERNATIONAL, INC

Dated: April 13, 2012	By:	/s/ Bradley T. Prader
Bradley T. Prader
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Steven G. Weismann
Steven G. Weismann
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on April 13, 2012, in the capacities indicated.

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

4.14*********
Form of Securities Purchase Agreement, between Island Breeze International, Inc., Island Breeze International and Investor dated, November 9, 2011, with respect to the Convertible Promissory Note in the amount of $2,750,000 issued by the Company on November 9, 2011.

4.15*********	Form of Convertible Promissory Note issued to Investor, in the principal amount of $2,750,000 dated, November 9, 2011.
4.16*********	Form of First Priority Naval Mortgage issued by Island Breeze International in favor of Investor dated, November 9, 2011.
10.1***	Mortgage issued as of May, 2008 by Island Breeze International, as Mortgagor, to Catino, S.A., as Mortgagee.
10.2******	Memorandum of Understanding between Island Breeze International and Amandla Icon Shipping Corporation Pte Ltd dated April 17, 2009.
10.3********	Form of Funding Commitment dated, August 3, 2011
14*****	Code of Ethics.
21.1*****	Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Numbers with (*) are filed herewith.  Numbers with (**) have been incorporated by reference from our Form SB-2, filed on December 13, 2007.  Numbers with (***) have been incorporated by reference from our Current Report on Form 8-K, filed on June 18, 2009.  Numbers with (****) have been incorporated by reference from our Current Report on Form 8-K, filed on January 27, 2010.  Numbers with (*****) have been incorporated by reference from our Annual Report on Form 10-K, filed on April 14, 2010.  Numbers with (******) have been incorporated by reference from our Current Report on Form 8-K, filed on April 22, 2010.  Numbers with (*******) have been incorporated by reference from our Current Report on Form 8-K, filed on November 12, 2010.  Numbers with (********) have been incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 18, 2011.  Numbers with (*********) have been incorporated by reference from our Current Report on Form 8-K, filed on November 14, 2011.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Island Breeze International, Inc.
Bellmawr, New Jersey

We have audited the accompanying consolidated balance sheets of Island Breeze International, Inc. and Subsidiaries, (“the Company”), a development stage enterprise, as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2011 and for the period from September 27, 2006 (inception) to December 31, 2011.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 and for the period from September 27, 2006 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bernstein & Pinchuk LLP

New York, NY
April 13, 2012

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
ASSETS

Current assets
Cash and cash equivalents	$222,812	$49,635
Other receivables	1,600	192,690
Prepaid expenses	8,939	102,899

Total current assets	233,351	345,224

Property and equipment - at cost, net of accumulated depreciation	4,760	7,237
Gaming, entertainment equipment, and furniture not in use	687,093	687,343
Vessel under renovation – mv Island Breeze (ex Atlantis)	10,696,257	10,146,073

Total assets	$11,621,461	$11,185,877

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$170,558	$196,835
Accrued expenses	148,627	194,967
Accrued interest	120,945	26,920
Line of credit	110,000	-
Accrued interest - related parties	18,150	11,858
Derivative liability	21,486	18,202
Notes payable - related parties	105,000	125,000
Notes payable – others	601,417	61,335
Convertible notes – related parties	45,000	-
Convertible notes payable	1,146,631	707,904

Total liabilities	2,487,814	1,343,021

Commitments and contingencies	-	-

Mezzanine equity
Class A common stock: $ 0.001 par value; authorized 100,000,000; 2,083,333 and 0 issued and outstanding at December 31, 2011 and 2010, respectively	208,333	-

Stockholders' equity
Preferred stock, $ 0.001 par value or share, 1,000,000 authorized, none issued	-	-
Class A common stock: $ 0.001 par value; authorized 100,000,000; 27,229,249 and 26,242,082 issued and outstanding at December 31, 2011 and 2010, respectively	27,229	26,242
Class B common stock: $ 0.001 par value; 16,110,500 authorized, issued and outstanding at December 31, 2011 and 2010	16,111	16,111
Additional paid-in capital	19,678,629	19,461,419
Accumulated deficit during development stage	(10,796,655)	(9,660,916)

Total stockholders' equity	8,925,314	9,842,856

Total liabilities and stockholders' equity	$11,621,461	$11,185,877

See Notes to Consolidated Financial Statements.

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations

	For the Years Ended December 31,		September 27, 2006 (inception) to December 31,
	2011	2010	2011

Revenues	$-	$-	$-

Cost of Revenues	-	-	-

Gross Profit	-	-	-

General and administrative expenses	942,653	1,605,271	5,551,891

Operating loss	(942,653)	(1,605,271)	(5,551,891)

Other income (expense):
Impairment of vessel and equipment	-	(4,180,001)	(4,180,001)
Loss from revaluation of derivative liability	(8,592)	(40,887)	(49,479)
Loss on sale of equipment	-	(718,110)	(718,110)
Interest income	4	90	1,291
Interest expense	(184,498)	(85,482)	(298,465)

Loss before income tax expense	(1,135,739)	(6,629,661)	(10,796,655)

Income tax expense	-	-	-

Net Loss	$(1,135,739)	$(6,629,661)	$(10,796,655)

Net loss per share, basic and diluted	$(0.03)	$(0.16)

Average number of shares of common stock outstanding – basic and diluted	42,942,345	41,564,830

See Notes to Consolidated Financial Statements.

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

			September 27, 2006 (inception) to
	For the Years Ended December 31,		December 31,
	2011	2010	2011
Cash Flows From Operating Activities
Net loss	$(1,135,739)	$(6,629,661)	$(10,796,655)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,477	2,364	15,329
Amortization of discount on notes payable	42,812	9,343	52,155
Impairment of tangible asset	-	4,180,001	4,180,001
Loss on sale of equipment	-	718,110	718,110
Revaluation of derivative liability	8,592	40,887	49,479
Stock issued for services	60,875	426,500	1,316,125
Stock issued for loan origination fee	33,639	18,015	51,654
Stock issued for interest	-	-	25
Changes in operating assets and liabilities
Prepaid expenses	93,960	250,591	(8,939)
Other receivable	191,090	(1,600)	189,490
Accounts payable	(26,277)	(332,305)	170,559
Accrued interest - related parties	6,292	5,769	12,061
Accrued interest	108,831	44,651	153,482
Accrued expenses	(46,340)	(50,886)	176,413

Net cash used in operating activities	(659,788)	(1,318,221)	(3,720,711)

Cash Flows From Investing Activities
Purchase of furniture and equipment	-	-	(20,097)
Proceeds from sale of assets	250	1,172,000	1,172,250
Purchase of assets - Island Breeze and m/v Casino Royale	(550,184)	(399,422)	(17,446,990)

Net cash (used in) provided by investing activities	(549,934)	772,578	(16,294,837)

Cash Flows From Financing Activities
Proceeds from line of credit	145,000	-	145,000
Proceeds from issuance of convertible notes	525,000	325,000	6,866,362
Proceeds from issuance of notes payable – other	790,234	-	1,189,234
Principal payments on notes payable – other	(61,335)	(136,144)	(197,479)
Principal payments on convertible notes	(6,000)		(6,000)
Proceeds from issuance of common stock for cash	-	351,500	809,000
Proceeds from notes payable – related parties	45,000		45,000
Payments of notes payable - related parties	(20,000)	(22,411)	(175,416)
Principal payments on line of credit	(35,000)		(35,000)
Capital contribution	-	-	11,597,659

Net cash provided by financing activities	1,382,899	517,945	20,238,360

Net increase (decrease) in cash	173,177	(27,698)	222,812

Cash and cash equivalents, beginning of the year	$49,635	$77,333	$-

Cash and cash equivalents, end of the year	$222,812	$49,635	222,812

Cash paid during the period for:

Interest	$15,035	$15,863	$31,903

Taxes	$-	$-	$-

Supplemental Information and Non-monetary Transactions:

Issuance of stock for convertible debt and accrued interest	$73,020	$87,028	$6,066,893
Issuance of stock for services	$60,875	$426,500	$1,626,125
Issuance of stock for loan origination fee	$33,639	$18,015	$51,654
Capitalized accrued interest	$-	$30,904	$597,699
Issuance of convertible debt for stock	$-	$-	$170,000
Issuance of Mezzanine equity with Put option	$208,333	$-	$208,333

See Notes to Consolidated Financial Statements.

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders' Equity

							Accumulated
							Deficit
	Common Stock				Common	Additional	During
	Shares		Amount		Stock	Paid-In	Development
	Class A	Class B	Class A	Class B	to be issued	Capital	Stage	Total
September 27, 2006 (Inception)	13,889,500	16,110,500	$13,889	$16,111	-	$(30,000)	$-	$-
Additional cash contributions to equity	-	-	-	-	-	5,003,926	-	5,003,926
Net loss	-	-	-	-	-	-	(172,009)	(172,009)
Balance, December 31, 2006	13,889,500	16,110,500	13,889	16,111	-	4,973,926	(172,009)	4,831,917
Additional cash contributions to equity	-	-	-	-	-	4,970,795	-	4,970,795
Net loss	-	-	-	-	-	-	(616,907)	(616,907)
Balance, December 31, 2007	13,889,500	16,110,500	13,889	16,111	-	9,944,721	(788,916)	9,185,805
Additional cash contributions to equity	-	-	-	-	-	1,032,676	-	1,032,676
Net loss	-	-	-	-	-	-	(618,411)	(618,411)
Balance, December 31, 2008	13,889,500	16,110,500	13,889	16,111	-	10,977,397	(1,407,327)	9,600,070

Stock issued in recapitalization pursuant to reverse merger	3,500,000	-	3,500	-	-	(3,500)	-	-
Convertible note issued for cancelled officer shares	(2,000,000)	-	(2,000)	-	-	(168,000)	-	(170,000)
Shares issued for convertible notes payable at $1.00 per share in June, 2009	5,566,795	-	5,567	-	-	5,561,228	-	5,566,795
Shares issued for convertible notes payable at $0.50 per share in June, 2009	300,049	-	300	-	-	149,725	-	150,025
Shares issued for services at $0.70 per shares in June, 2009	500,000	-	500	-	-	349,500	-	350,000
Shares issued for services at $0.20 per share in June, 2009	25,000	-	25	-	-	4,975	-	5,000
Shares sold for cash at $0.50 per share in June, 2009	20,000	-	20	-	-	9,980	-	10,000
Shares issued for services at $0.50 per share in July, 2009	270,000	-	270	-	-	134,730	-	135,000
Shares sold for cash at $0.50 per share in July, 2009	420,000	-	420	-	-	209,580	-	210,000
Shares sold for cash at $0.50 per share in August, 2009	280,000	-	280	-	-	139,720	-	140,000
Shares sold for cash at $0.50 per share in September, 2009	175,000	-	175	-	-	87,325	-	87,500
Shares issued for convertible notes payable at $0.28 per share in September, 2009	600,000	-	600	-	-	169,400	-	170,000
Shares issued for services at $0.50 per share in September, 2009	25,000	-	25	-	-	12,475	-	12,500
Shares sold for cash at $0.25 per share in October, 2009	80,000	-	80	-	-	19,920	-	20,000
Shares sold for cash at $0.50 per share in October, 2009	20,000	-	20	-	-	9,980	-	10,000
Shares issued for services at $0.50 per share in November, 2009	642,500	-	643.00	-	-	320,607	-	321,250
Shares issued for services at $0.50 per share in December, 2009	10,000	-	10	-	-	4,990	-	5,000
Additional cash contributions to capital	-	-	-	-	-	590,262	-	590,262
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(1,623,928)	(1,623,928)
Balance, December 31, 2009	24,323,844	16,110,500	24,324	16,111	-	18,580,294	(3,031,255)	15,589,474

Shares issued for services at $0.50 per share in January, 2010	210,000	-	210	-	-	104,790	-	105,000
Shares issued for services at $0.50 per share in February, 2010	235,000	-	235	-	-	117,265	-	117,500
Shares sold for cash at $0.50 per share in February, 2010	202,000	-	202	-	-	100,798	-	101,000
Shares issued for services at $0.50 per share in March, 2010	175,000	-	175	-	-	87,325	-	87,500
Shares sold for cash at $0.50 per share in March, 2010	129,000	-	129	-	-	64,371	-	64,500
Shares issued for services at $0.50 per share in April, 2010	32,000	-	32	-	-	15,968	-	16,000
Shares sold for cash at $0.50 per share in April, 2010	172,000	-	172	-	-	85,828	-	86,000
Shares issued for services at $0.50 per share in June, 2010	150,000	-	150	-	-	74,850	-	75,000
Shares issued for services at $0.51 per share in July, 2010	50,000	-	50	-	-	25,450	-	25,500
Shares issued at $0.49 per share as origination fee for note payable in September, 2010	8,000	-	8	-	-	3,912	-	3,920
Shares issued at $0.2412 per share for conversion of note payable in October, 2010	41,459	-	41	-	-	9,959	-	10,000
Shares issued at $0.1876 per share for conversion of note payable in October, 2010	53,305	-	53	-	-	9,947	-	10,000
Shares issued at $0.1675 per share for conversion of note payable in November, 2010	59,701	-	60	-	-	9,940	-	10,000
Shares issued at $0.1414 per share for conversion of note payable in November, 2010	70,721	-	71	-	-	9,929	-	10,000
Shares issued at $0.1675 per share for conversion of note payable in December, 2010	89,552	-	90	-	-	14,910	-	15,000
Conversion option liability charged to APIC at time of conversion	-	-	-	-	-	32,028	-	32,028
Shares issued at $0.64 per share as loan origination fees in October, 2010	5,000	-	5	-	-	3,200	-	3,205
Shares issued at $0.28 per share as loan origination fees in November, 2010	3,000	-	3	-	-	837	-	840
Shares issued at $0.30 per share as loan origination fees in November, 2010	15,000	-	15	-	-	4,485	-	4,500
Shares issued at $0.33 per share as loan origination fees in November, 2010	15,000	-	15	-	-	4,935	-	4,950
Shares issued at $0.24 per share as loan origination fees in December, 2010	2,500	-	2	-	-	598	-	600
Shares sold for cash at $0.50 per share in November, 2010	200,000	-	200	-	-	99,800	-	100,000
Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(6,629,661)	(6,629,661)
Balance, December 31, 2010	26,242,082	16,110,500	26,242	16,111	-	19,461,419	(9,660,916)	9,842,856

Shares issued at $0.1407 per share for conversion of note payable in January 2011	71,073	-	71	-	-	9,929	-	10,000
Shares issued at $0.1273 per share for conversion of note payable in January 2011	94,266	-	94	-	-	11,906	-	12,000
Shares issued at $0.1117 per share for conversion of note payable in January 2011	102,060	-	102	-	-	12,131	-	12,233
Shares issued at$0.18 per share for conversion of note payable in February 2011	28,246	-	28	-	-	5,022	-	5,050
Shares issued at $0.15 per share for conversion of note payable in March 2011	75,400	-	75	-	-	11,235	-	11,310
Derivative liability charged to APIC at time of conversion	-	-	-	-	-	18,202	-	18,202
Shares issued at $0.25 per share as loan origination fees in March 2011	38,000	-	38	-	-	9,462	-	9,500
Shares issued at $0.18 per share as loan origination fees in March 2011	22,500	-	23	-	-	4,027	-	4,050
Shares issued for services at $0.25 per share in March 2011	163,500	-	164	-	-	40,711	-	40,875
Shares issued under SIP at $0.25 per share in March 2011	60,000	-	60	-	-	14,940	-	15,000
Shares issued for services at $0.25 per share in March 2011	20,000	-	20	-	-	4,980	-	5,000
Common stock to be issued at $0.15 per share as loan origination fees in June 2011	-	-	-	-	525	-	-	525
Common stock issued at $0.15 per share for June 2011 loan origination fees	3,500	-	4	-	(525)	521	-	-
Common stock issued at $0.19 per share for September 2011 loan origination fees	54,655	-	54	-	-	10,330	-	10,384
Shares issued at $0.13 per share pursuant to note conversion in December 2011	59,701	-	60	-	-	7,940	-	8,000
Shares issued at $0.10 per share pursuant to note conversion in December 2011	143,266	-	143	-	-	14,857	-	15,000
Shares issued at $0.18 per share as loan origination fee in December 2011	51,000	-	51	-	-	9,129	-	9,180
Reclassify Conversion Option to Liability for portion converted	-	-	-	-	-	31,888	-	31,888
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(1,135,739)	(1,135,739)
Balance December 31, 2011	27,229,249	16,110,500	$27,229	$16,111	$-	$19,678,629	$(10,796,655)	$8,925,314

See Notes to Consolidated Financial Statements.

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation

Island Breeze International, Inc. (“IB International” or the “Company”) a development-stage enterprise under the provisions of ASC 915, “Development Stage Enterprises”, is the holding company of Island Breeze International (“IBI”). IBI’s core business is focused on developing and operating gaming day cruises to nowhere.  The mission of IBI is to develop the next generation entertainment product for the discerning population, who demand excellence and an alternative closer to home.

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

As a result of the Merger, Goldpoint, our predecessor Nevada Corporation, no longer exists, our name has changed to Island Breeze International, Inc. and each outstanding share of Goldpoint’s common stock, $0.001 par value, has been automatically converted into one share of Class A Common Stock of IB International.  Each outstanding stock certificate representing Goldpoint common stock is deemed, without any action by the shareholder to represent the same number of shares of Class A Common Stock of IB International.  Stockholders do not need to exchange their stock certificates as a result of the Merger.

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

On September 15, 2009, the Company adopted its 2009 Stock Incentive Plan (the “Plan”).  We adopted the 2009 Plan to provide a means by which employees, directors, and consultants of the Company and those of our subsidiaries and other designated affiliates, which we refer to together as our affiliates, may be granted awards of our Class A Common Stock, be given the opportunity to purchase our Class A Common Stock and be granted other benefits including those measured by increases in the value of our Class A Common Stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentive for such persons to exert maximum efforts for our success and the success of our affiliates.

The total number of shares of our Class A Common Stock that may be subject to awards under the 2009 Plan is equal to 5,000,000 shares.  Therefore, 5,000,000 shares of Class A Common Stock are available for awards under the 2009 Plan.  During the fiscal year ended December 31, 2010 the Company awarded 235,000 shares of Class A Common Stock under the Plan.  During the fiscal year ended December 31, 2011, the Company awarded 60,000 shares of Class A Common Stock under the Plan.  As of December 31, 2011, 4,705,000 shares are available for issuance under the Plan.

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

IBI was incorporated under the laws of the Cayman Islands as an exempt company on September 27, 2006.  We have had no revenue and have no operations.  Our efforts since our inception have been focused on developing and operating entertainment day cruises.  We own one vessel, which we expect to substantially renovate and equip with gaming, restaurant and entertainment related equipment.     We continue to evaluate available ports in the United States, including those located in the states of Florida, South Carolina, and Texas.  We have also focused on international locations and we are evaluating port locations primarily in East Asia for the establishment of cruise operations, with a particular focus on home port locations in the Hong Kong Special Administrative Region of China.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements the Company is in a development stage and incurred losses from operations of $1,135,739  and $6,629,661 for the years ended December 31, 2011 and 2010, respectively and $10,796,655 from inception (September 27, 2006) through December 31, 2011. In addition, the Company’s current liabilities exceed its current assets by $2,254,463, as of December 31, 2011. These factors,  including the Company’s current cash position, which was $222,812 as of December 31, 2011, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time absent the infusion of substantial additional capital.

If adequate funds are raised upon a debt or equity financing transaction and operations results improve significantly, management believes that the Company can meets its ongoing obligations and continue to operate.  However, no assurance can be given that management’s actions will result in the resolution of its liquidity problems or its eventual emergence as a profitable company.

The Company's forward looking plan to continue as a going concern is primarily based upon raising additional capital in the form of debt or equity to enable us to initiate and sustain operations as an entertainment cruise business. We have had and will continue to have discussions with third parties to accomplish this goal which may result in our issuing equity securities, borrowing funds and issuing debt securities, restructuring existing debt, entering into joint ventures with third parties, selling assets, including gaming and other equipment we own or our vessel the m/v Island Breeze, or any combination or the foregoing. Also, we have and will continue to implement plans to reduce our expenses consistent with our underlying business plan. There can be no assurance that our efforts in this regard will ultimately be successful.

The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Generally Accepted Accounting Principles

The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, cash equivalents include highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.  We had no cash equivalents at December 31, 2011 and December 31, 2010, respectively.

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

From inception to December 31, 2011 the Company recognized an aggregate of $4,180,001in impairment expense associated with the sale of a vessel on May 7, 2010.

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

Comprehensive Income

Comprehensive income includes net income and also considers the effect of other changes to stockholders’ equity that are not required to be recorded in determining net income, but are rather reported as a separate component of stockholders’ equity. During the years ended December 31, 2011 and 2010 there were no terms of other comprehensive income.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2011.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The following table presents liabilities that are recognized at fair value at December 31, 2011:

Description	Level 1	Level 2	Level 3	Total
Derivative liability	—	—	21,486	21,486

The following table presents liabilities that are recognized at fair value at December 31, 2010:

Description	Level 1	Level 2	Level 3	Total
Derivative liability	—	—	18,202	18,202

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the year.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

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

Recent Accounting Pronouncements

In the year ended December 31, 2011, the Financial Accounting Standards Board (“FASB”) has issued ASU No. 2011-01 through ASU No. 2011-12, which is not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – OTHER RECEIVABLES

Other receivables were $1,600 and $192,690 at December 31, 2011 and 2010, respectively.  This amount consists primarily of a receivable in the amount of $1,600 related to the advance of capital to a vendor for purchase of equipment which will be repaid via performance of future services.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2011 and 2010 were as follows:

	2011	2010
Furniture and fixtures	$3,844	$3,844
Office equipment	12,672	12,672
Computer software	3,573	3,573
	20,089	20,089

Less accumulated depreciation	15,329	12,852

Property and equipment, net	$4,760	$7,237

Depreciation expense was $2,477 and $2,364 for the years ended December 31, 2011 and 2010, respectively and $15,329 since inception.

NOTE 5 – GAMING, ENTERTAINMENT EQUIPMENT, AND FURNITURE NOT IN USE

Gaming, entertainment, and furniture consist of assets previously located on board the Company’s vessel the Casino Royale, which was sold on May 7, 2010.  The book value of these items, based upon the purchase invoices of the original owner, was initially determined to be $2,000,000.  During the year ended December 31, 2010, the Company sold certain of these assets with an aggregate book value of $1,312,657 for $476,000. The Company also recorded a revaluation loss of $118,457, and a loss on the sale of assets of $718,200.  During the year ended December 31, 2011, the Company sold certain assets for $250.  At December 31, 2011, assets with an estimated market value of $687,093, based upon management’s impairment test, remain on the Company’s balance sheet.

NOTE 6 – (Removed and Reserved)

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

ASC 815-40 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  As disclosed in Note 8(q), on June 13, 2011, the Company entered into a convertible note which contains a variable conversion price.   In accordance with ASC 815-40, this conversion option is classified as a derivative liability and was valued at $44,782.  This amount was credited to conversion option liability when the note was issued. During the year ended December 31, 2011, portions of the convertible note were converted; these portions were revalued at the time of exercise at an aggregate amount of $31,888, and this amount was reclassified from liability to additional paid-in capital.  The remaining conversion note was revalued at December 31, 2011, and the amount of $20,490 was charged to operations as loss on revaluation.   The estimated values of the conversion options were determined using the Black-Scholes pricing model and the following assumptions:  Stock price at revalue date of $0.1750; Exercise price at revalue date of $0.1068; Expected volatility of 142% - 188%;   Expected life (years) of .76 to .18; risk free interest rate of 0.11% to 0.10%; and dividend rate of 0.

NOTE 8 – NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following at December 31, 2011 and December 31, 2010:

	December 31,	December 31,
	2011	2010
Notes payable - related parties, (a)(d)	$105,000	$125,000
Notes payable – others, (c)(ap)	601,417	61,335
Convertible notes payable – related parties, (v)	45,000	-
Convertible notes payable, net, (e) through (aq) except (v)	1,146,631	707,904
Line of Credit, (xx)	110,000	-
	$2,008,048	$894,239

(a)
On December 1, 2008 and December 5, 2008 the Company borrowed an aggregated sum of $90,000 from officers and directors of the Company.  The Company issued Promissory Notes with a term of one year at an interest rate of five percent that accrues to term.  The Notes were subsequently reissued under the original terms of the Notes for a period of one year from the respective original term dates.  During the year ended December 31, 2010, the Company made principal payments in the amount of $5,000 on this note.  On December 16, 2011, the Note holders signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  During the year ended December 31, 2011, the Company made principal payments of $20,000 and accrued interest payments of $2,135 on these Notes.  On December 31, 2011, the aggregate principal balance of the Notes was $65,000 and accrued interest was $10,521.

(b)	Deleted.

(c)
On June 18, 2009, the Company borrowed $250,000 and issued a Promissory Note evidencing this loan.  This loan, plus interest at the rate of 12% per annum and is payable 90 days from the date of issue.  We also issued 25,000 shares of Class A common stock in connection with this loan.  On September 17, 2009 the Company issued the Promissory Note under the original terms, for $227,479, which included the original principle amount less a $30,000 principal pay down plus accrued interest.  The Promissory Note is payable 90 days from date of issue.  We also issued 25,000 shares of Class A common stock in connection with the extension of this loan.  On December 17, 2009 the Company reissued the Promissory Note under the original terms, for $200,788, which included the original principle amount less a $30,000 principal pay down plus accrued interest.  The Promissory Note is payable 104 days from date of issue.  We also issued 5,000 shares of Class A common stock in connection with the extension of this loan.   During the period from January 1, 2010 to March 31, 2010, the Company made aggregate payments of principal in the amount of $40,000.  On April 1, 2010, the Company reissued the Promissory Note under the original terms, for $167,335, which included accrued interest.  The Promissory Note was payable six months from date of issue. During the period from March 31, 2010 to June 30, 2010, the Company made aggregate payments of principal in the amount of $36,000.  On October 1, 2010, the Company reissued the Promissory Note under the original terms, for $91,335.  The Promissory Note is payable six months from the date of issue.  During the period from July 1, 2010 to September 30, 2010, the Company made aggregate payments of principal in the amount of $30,000. During the period from September 30, 2010 to December 31, 2010, the Company made aggregate principal payments in the amount of $40,000 and interest payments in the amount of $7,852. Subsequent to the due date, the lender verbally agreed to extend the Note on a month-to-month basis until paid in full.   During the period from January 1, 2011 to December 31, 2011, the Company made aggregate principal payments in the amount of $61,335 and accrued interest payments of $2,665.   At December 31, 2011, the note balance was $0 and accrued interest on the note was $2,633, which was subsequently paid in full in January 2012.

(d)
On October 9, 2009, the Company borrowed $49,000 and issued a Promissory Note to Olympian Cruises, LLC, our majority shareholder. Olympian owns 13,889,500 shares of Class A Common Stock and 16,110,500 shares of Class B Common Stock, which were issued to Olympian during the Share Exchange with Island Breeze International, Inc. on June 12, 2009.    The managing members of Olympian include three officers of Island Breeze International, Inc.  The Promissory Note provides for interest at the rate of 5% per annum and is payable along with principal, one year from the date of issue.   On January 13, 2010, the Company made a principal payment in the amount of $500.  On June 3, 2010, the Company made a principal payment in the amount of $500.  On August 30, 2010, the Company made a principal payment in the amount of $8,000. On October 9, 2010, subsequent to balance sheet date, the Company reissued the Promissory Note under the original terms for $40,000.  On December 16, 2011, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  On December 31, 2011, the note balance was $40,000 and accrued interest on the note was $4,583.

(e)
On November 6, 2009, the Company borrowed $300,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 120,000 shares of Class A common stock in connection with this loan. On November 17, 2010, a new Convertible Promissory Note was issued in the amount of $330,904 which included accrued interest of $30,904.  As additional consideration for the lender agreeing to this transaction, the Company issued 15,000 restricted shares of its Class A common stock to the note holder. This note was due in one payment on February 29, 2011.   On March 1, 2011, the note holder extended the loan under the current terms until June 1, 2011.  As Additional consideration for the extension, the Company issued 10,000 restricted shares of its Class A common stock to the note holder.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.    On December 31, 2011, the note balance was $330,904 and accrued interest on the note was $37,080.

(f)
On November 17, 2009, the Company borrowed $72,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 22,500 shares of Class A common stock in connection with this loan.  On November 23, 2010, the Company issued a new Convertible Promissory Note in the principal amount of $72,000 to replace the expiring note. The new note bears interest at the rate of 12% per annum, and is payable in one installment on February 23, 2011.  During the three months ended December 31, 2010, the Company paid accrued interest in the amount of $7,318.  The Company also issued 15,000 shares of Class A common stock in connection with the new note. On March 4, 2011, the Company issued a new Convertible Promissory Note in the principal amount of $72,000 to replace the expiring Note.  The new Note bears interest at the rate of 15% per annum, a conversion price of $0.15 per share based upon the fair market value during the period, and is payable in one installment on May 31, 2011.  On March 8, 2011, the Company paid accrued interest in the amount of $2,369.  The Company also issued 30,000 shares of Class A common stock in connection with the new Note. On August 14, 2011, the Company executed an extension on the Note thru September 30, 2011.  The Company paid accrued interest thru the period ended June 30, 2011, in the amount of $3,515 and also issued 35,000 shares of Class A common stock in connection with the extension.  On December 1, 2011, the Company executed an extension on the Note thru June 30, 2012.  The Company paid accrued interest in the amount of $2,973 and also issued 35,000 shares of Class A common stock in connection with the extension.  On December 31, 2011, the note balance was $72,000 and accrued interest was $2,471.

(g)
On December 18, 2009, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  On March 31, 2011, the holder of the Note converted the principal balance of $10,000 and accrued interest of $1,310 into 75,400 shares of Class A common shares which satisfied the Company’s obligations under this Note.

(h)
On December 31, 2009, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 2,000 shares of Class A common stock in connection with this loan. On February 11, 2011, the Company reissued the Note with a maturity date of September 30, 2011 and a conversion price of $0.25 per share, based upon the fair market value during the period. As additional consideration of the lender agreeing to this transaction, the Company issued 1,000 restricted shares of its Class A common stock to the Note holder.  On December 16, 2011, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.   The Company issued 1,000 shares of Class A common stock in connection with this extension.  On December 31, 2011, the Note balance due on this note was $10,000 and accrued interest was $2,000.

(i)
On December 31, 2009, the Company borrowed $15,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 3,000 shares of Class A common stock  in connection with this loan.  On December 16, 2011, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.    The Company issued 1,000 shares of Class A common stock in connection with this extension. On December 31, 2011, the Note balance was $15,000 and accrued interest was $3,000.

(j)
On February 1, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or  for all like this before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On February 16, 2011, the holder converted $4,000 of principal and $1,084 of accrued interest due on the Note into 28,246 shares of Class A common stock.  We paid the lender $6,000 of remaining principal due to satisfy the Company’s obligations under the Note.

(k)
On February 14, 2010, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 4,000 shares of Class A common stock in connection with this loan.  On February 11, 2011, the Company reissued the Note with a maturity date of September 30, 2011 and a conversion price of $0.25 per share, based upon the fair market value during the period.  As additional consideration of the lender agreeing to this transaction, the Company issued 2,000 restricted shares of its Class A common stock to the Note holder.   On July 28, 2011, the Lender cancelled this Note and rolled the principal in the amount of $20,000 and accrued interest in the amount of $2,953 into a new note as referenced in Note 8(ag) of this report.

(l)
On February 13, 2010, the Company borrowed $30,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.   The Company also issued 6,000 shares of Class A common stock in connection with this loan.  On December 16, 2011, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.    The Company agreed to issue 1,000 shares of Class A common stock in connection with this extension.  On December 31, 2011, the note balance was $30,000 and accrued interest on the note was $5,648.

(m)
On February 16, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 1,000 shares of Class A common stock in connection with this loan. On December 1, 2011, the Note holder signed an extension agreement that extends the maturity date until March 31, 2012.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  The Company issued 1,000 shares of Class A common stock in connection with this extension.  On December 31, 2011, the note balance was $10,000 and accrued interest on the note was $1,868.

(n)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.   The Company also issued 1,000 shares of Class A common stock in connection with this loan. On December 1, 2011, the Note holder signed an extension agreement that extends the maturity date until February 28, 2012.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.   The Company issued 2,000 shares of Class A common stock in connection with this extension.   On December 31, 2011, the note balance was $10,000 and accrued interest on the note was $1,865.

(o)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 1,000 shares of Class A common stock in connection with this loan. On October 18, 2011, the Company reissued the Note in the amount of $11,663 which included $10,000 principal and $1,663 of accrued interest thru date of reissue.  The maturity date of the reissued Note is April 30, 2012.  The Company issued 1,000 shares of Class A common stock in connection with this Note.  On December 31, 2011, the note balance was $11,663 and accrued interest on the note was $236.

(p)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.   The Company also issued 1,000 shares of Class A common stock in connection with this loan. On December 16, 2011, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  The Company agreed to issue 1,000 shares of Class A common stock in connection with this extension.   On December 31, 2011, the note balance was $10,000 and accrued interest on the note was $1,872.

(q)
On April 16, 2010, we entered into a Securities Purchase Agreement (“SPA”) with an investor and pursuant thereto issued an 8% convertible promissory note in the amount of $85,000 that is convertible into shares of Class A Common Stock.  The loan is due in full along with accrued interest on December 1, 2010.  The Investor has the right to convert all or any part of the outstanding and unpaid principal amount, as well as the interest accrued on this note into fully paid and non-assessable shares of Common Stock.  The conversion price is sixty-seven percent of the average of the three lowest bid prices on the over-the-counter bulletin board during the 10-day period prior to the conversion. During the period commencing on the execution of the note and ending 180 days thereafter, subject to certain limitations, provided the Investor has not sent us a notice of conversion, we have the right to redeem the note for an amount equal to 150 percent of the outstanding principal amount of the note plus the interest accrued and unpaid thereon, plus certain other adjustments.   Because the conversion price is based upon the price of the Company stock and is a variable price, this conversion feature is considered a derivative liability pursuant to ASC 815-40 (note 6).  The conversion feature was valued via the Black-Scholes valuation method at $9,343 at the time the note was issued. This amount is considered a discount to the note, and is being amortized to interest expense over the life of the note.  During the year ended December 31, 2010, the entire discount of $9,343  was amortized, and at December 31, 2010 the amount of unamortized discount was $0.   During the three months ended December 31, 2010, principal in the amount of $55,000 was converted into 314,738 shares of the Company’s Class A Common stock. At December 31, 2010, principal of $30,000 and accrued interest of $4,233 were due on the note.  During the period January 1, 2011 to March 31, 2011, the remaining principal in the amount of $30,000 and accrued interest in the amount of $4,233 was converted into 267,399 Class A common shares which satisfied the Company’s obligations under this Note.  On June 13, 2011 we entered into a SPA with an investor and issued an 8% convertible promissory note, under identical terms as denoted above, in the amount of $50,000 that is convertible into shares of Class A Common Stock.  The loan is due in full along with accrued interest on March 5, 2012.  The beneficial derivative liability was valued via the Black-Scholes valuation method at $44,782 at the time the note was issued. During the year ended December 31, 2011, $23,296 of the discount was amortized, and at December 31, 2011 the amount of unamortized discount was $21,486.  During December 2011, the holder of the note converted $23,000 of the principal due on the note into 202,967 shares of Class A common stock.  On December 31, 2011, the Note balance was $27,000 and accrued interest on the Note was $2,158.  Subsequent to the date of this balance sheet, the holder of our $50,000 convertible promissory note converted $27,000 of the principal due on the note and accrued interest of $2,000 into 282,346 shares of Class A common stock.

(r)
On June 15, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  On December 16, 2011, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  The Company issued 1,000 shares of Class A common stock in connection with this extension.  On December 31, 2011, the note balance was $10,000 and accrued interest on the note was $1,545.

(s)
On September 29, 2010, the Company borrowed $80,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 8,000 shares of Class A common stock in connection with this loan.  On December 31, 2011, the note balance was $80,000 and accrued interest on the note was $11,069.  On January 13, 2012, the Lender agreed to extend  the note, at an interest rate of 15% annum, until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; (ii) the note holder rolls this note into a new Convertible Note with a principal amount of $91,069, which includes principal of $80,000 and accrued interest thru December 31, 2011 of $11,069, and a conversion rate of $0.20 per share; or (iii) the note holder delivers to the Company a written notice to convert or request for payment.    The Company issued 10,000 shares of Class A common stock in connection with this extension.

(t)
On November 10, 2010, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 12% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 3,000 shares of Class A common stock in connection with this loan.  On August 8, 2011, the Lender agreed to extend the maturity date of the Note until August 8, 2012 with a new interest rate of 15% per annum and a conversion price of $0.20 per share, based upon the fair market value during the period.  The Lender added an additional $75,000 of principal to the Note and agreed to roll accrued interest of $2,150 into the Note as principal.  The Company also issued 10,215 shares of Class A common stock in connection with the extension of this Note. On December 31, 2011, the note balance was $102,150 and accrued interest on the note was $5,774.

(u)
On December 29, 2010, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.  On July 28, 2011, the Lender cancelled this Note and rolled the principal in the amount of $25,000 and accrued interest in the amount of $1,447 into a new note as referenced in Note 8(ag) of this report.

(v)
On February 9, 2011, the Company borrowed $20,000 from an Officer of the Company and issued a Convertible Promissory Note evidencing this loan. This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the lender may elect to convert the principal amount of this Note into Class A Common shares at a conversion price of $0.25 per share, based upon the fair market value during the period. On June 30, 2011, the Company borrowed $25,000 from an Officer of the Company and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable sixty days from the date of issue.  On or before the maturity date, upon written notice to the Company, the lender may elect to convert the principal amount of this Note into Class A Common shares at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also committed to issue 2,500 shares of Class A common stock in connection with this loan.  On December 16, 2011, the Note holders signed an extension agreement that extends the maturity dates until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment. On December 31, 2011, the aggregated Notes balance was $45,000 and accrued interest on the Notes was $3,046.

(w)
On February 15, 2011, the Company borrowed $50,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 2,500 shares of Class A common stock in connection with this loan. Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.     On December 31, 2011, the Note balance was $50,000 and accrued interest on the Note was $4,370.

(x)
On February 15, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 250 shares of Class A common stock in connection with this loan.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.    On December 31, 2011, the Note balance was $5,000 and accrued interest on the Note was $437.

(y)
On February 15, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 250 shares of Class A common stock in connection with this loan.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.    On December 31, 2011, the Note balance was $5,000 and accrued interest on the Note was $437.

(z)
On February 15, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 250 shares of Class A common stock in connection with this loan.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.    On December 31, 2011, the Note balance was $5,000 and accrued interest on the Note was $437.

(aa)
On February 15, 2011, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 1,250 shares of Class A common stock in connection with this loan.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.   On December 31, 2011, the Note balance was $25,000 and accrued interest on the Note was $2,184.

(ab)
On February 25, 2011, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 2,500 shares of Class A common stock in connection with this loan. Subsequent to this balance sheet, on February 15, 2012, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  The Company issued 1,000 shares of Class A common stock in connection with this extension.  On December 31, 2011, the Note balance was $25,000 and accrued interest on the Note was $2,116.

(ac)
On March 25, 2011, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  On December 31, 2011, the Note balance was $20,000 and accrued interest on the Note was $1,540.

(ad)
On March 28, 2011, the Company borrowed $50,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  On December 31, 2011, the Note balance was $50,000 and accrued interest on the Note was $3,808.

(ae)
On March 29, 2011, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 1,000 shares of Class A common stock in connection with this loan. Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  On December 31, 2011, the Note balance was $20,000 and accrued interest on the Note was $1,518.

(af)
On June 30, 2011, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On December 31, 2011, the Note balance was $10,000 and accrued interest on the Note was $504.

(ag)
On July 28, 2011, the Lender cancelled the Notes referenced in Note 7(k) and Note 7(u) of this report and rolled the aggregated principal in the amount of $45,000, aggregated accrued interest in the amount of $4,400, and new cash in the amount of $25,000 into a new Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 15% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 7,440 shares of Class A common stock in connection with this loan.  On December 31, 2011, the Note balance was $74,400 and accrued interest on the Note was $4,800.

(ah)
On August 18, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 500 shares of Class A common stock in connection with this loan.  On December 31, 2011, the Note balance was $5,000 and accrued interest on the Note was $186.

(ai)
On September 20, 2011, the Company borrowed $15,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 1,500 shares of Class A common stock in connection with this loan.  On December 31, 2011, the Note balance was $15,000 and accrued interest on the Note was $419.

(aj)
On November 29, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On December 31, 2011, the Note balance was $5,000 and accrued interest on the Note was $44.

(ak)
On November 29, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On December 31, 2011, the Note balance was $5,000 and accrued interest on the Note was $44.

(al)
On November 29, 2011, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which based upon the fair market value during the period.  On December 31, 2011, the Note balance was $10,000 and accrued interest on the Note was $88.

(am)
On November 29, 2011, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On December 31, 2011, the Note balance was $10,000 and accrued interest on the Note was $88.

(an)
On November 29, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On December 31, 2011, the Note balance was $5,000 and accrued interest on the Note was $44.

(ao)
On November 29, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On December 31, 2011, the Note balance was $5,000 and accrued interest on the Note was $44.

(ap)
On November 9, 2011, we and our wholly owned Cayman Island subsidiary, Island Breeze International (“International”), entered into a securities purchase agreement (the “SPA”) with an investor (the “Investor”) as evidenced in our Form 8K filed on November 14, 2011.  Pursuant to the SPA, we and International issued to Investor a promissory note (the “Note”) in the principal amount of $2,750,000 which, if fully funded, will represent $2,500,000 in cash and a non refundable 9% original issue discount (“OID”) of $250,000.  Pursuant to this financing, we can request advances be made to us by the Investor from time to time.  The initial advance at closing was $724,580.38 (inclusive of the OID).  Subsequent advances will be used primarily to pay for refurbishment of Island Breeze.  The Note is due and payable on November 9, 2012 and is secured by a mortgage on Island Breeze, a vessel owned by International.  In connection with this loan, we issued to Investor 2,083,333 shares of our common stock (the “Shares”).  We have the right to purchase, for $0.001 per share, a percentage of these Shares determined by the percentage of the Note which is not funded by advances (the “Repurchase Right”).  Under the terms of the SPA, Investor has the right, commencing on the 22nd month anniversary of the closing (subject to acceleration in certain circumstances), to cause us and International to purchase the shares for cash at a purchase price per share of $0.10, subject to certain adjustments (the “Put”).  The mortgage will be released upon our satisfaction of the Note and until such time will secure our obligations under the Note, the Put, and other obligations set forth in the documents executed with respect to the transaction.  On November 25, 2011, the Company received an advance in the amount of $143,808 (inclusive of the OID).  On December 31, 2011, the Company has the right to repurchase 1,425,463 Shares at a repurchase price of $1,425.  Additionally, the Investor may Put to the Company 657,870 Shares at an aggregate Put price of $65,787.  On December 31, 2011, the Note balance was $868,389 and accrued interest on the Note was $16,864.

(aq)
On December 28, 2011, the Company borrowed $100,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 10,000 shares of Class A common stock in connection with this loan.  On December 31, 2011, the Note balance was $100,000 and accrued interest on the Note was $82.

(xx)
During the year ended December 31, 2011, we borrowed an aggregate of $145,000 against an established line of credit. This loan, plus interest accrued at the rate of 18% annum, is payable at the discretion of the Company during the term of the credit line, but shall be paid in full no later than June 1, 2012.  During November and December of 2011, we made payments of $35,000 principal and $5,890 accrued interest on this loan.  On December 31, 2011, the balance due on this line of credit is 111,682 which includes principal and accrued interest.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 1,000,000 shares of blank check preferred stock at $0.001 par value.  To date, the Company has issued no preferred stock.  A full description of our preferred stock is provided in the prelude to this Form 10-K as well as in Note 1.

Common Stock

The Company’s capitalization authorized is 100,000,000 Class A common shares and 16,110,500 Class B common shares each class with a par value of $0.001 per share. As of December 31, 2011 the Company had 29,312,582 Class A common shares and 16,110,500 Class B common shares issued and outstanding.   A full description of our common stock is provided in the prelude to this Form 10-K as well as in Note 1.

In January 2011, the holder of our $85,000 convertible promissory note referenced in Notes 7(q) converted $30,000 of the principal and $4,233 of accrued interest due on the note into 267,399 Class A common shares which satisfied the Company’s obligations of this Note.

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

During the period from January 1, 2011 to March 31, 2011, we issued an aggregate of 183,500 Class A common shares at $0.25 per share, based upon the fair market value during the period, to five consultants as payment to implement and maintain digital advertising as well as future promotional and marketing services.

During the period from January 1, 2011 to March 31, 2011, we issued an aggregate of 38,000 Class A common shares valued at $0.25 per share, based upon the fair market value during the period, in connection with the execution of Convertible Notes.

During the period from January 1, 2011 to March 31, 2011, we issued an aggregate of 22,500 Class A common shares valued at $0.18 per share, based upon the fair market value during the period, in connection with the execution of Convertible Notes.

During March, 2011, we issued an aggregate of 60,000 Class A Common shares under our 2009 Stock Incentive Plan valued at $0.25 per share, based upon the fair market value during the period.

During the period from July 1, 2011 to September 30, 2011, we issued an aggregate of 3,500 Class A common shares valued at $0.15 per share, based upon the fair market value during the period, in connection with the execution of Convertible Notes.

During the period from July 1, 2011 to September 30, 2011, we issued an aggregate of 54,655 Class A common shares valued at $0.19 per share, based upon the fair market value during the period, in connection with the execution of Convertible Notes.

During November, 2011, we issued 208,083,333 Class A common shares valued at $0.001 per share in connection with the execution of a $2.75 million Secured Promissory Note referenced in Note 8(ap).  We have the right to purchase, for $0.001 per share, a percentage of these Shares determined by the percentage of the Note which is funded by advances (the “Repurchase Right”).  Under the terms of the SPA, Investor has the right, commencing on the 22nd month anniversary of the closing (subject to acceleration in certain circumstances), to cause us and International to purchase the shares for cash at a purchase price per share of $0.10, subject to certain adjustments (the “Put”).

During December, 2011, we issued 35,000 Class A Common shares valued at $0.18 per share, based upon the fair market value during the period, in connection with the extension, by the lender referenced in Note 8(f), of the maturity date of our promissory note in the amount of $72,000.

During December, 2011, we issued 1,000 Class A Common shares valued at $0.18 per share, based upon the fair market value during the period, in connection with the extension, by the lender referenced in Note 8(h), of the maturity date of our promissory note in the amount of $10,000.

During December, 2011, we issued 1,000 Class A Common shares valued at $0.18 per share, based upon the fair market value during the period, in connection with the extension, by the lender referenced in Note 8(m), of the maturity date of our promissory note in the amount of $10,000.

During December, 2011, we issued 2,000 Class A Common shares valued at $0.18 per share, based upon the fair market value during the period, in connection with the extension, by the lender referenced in Note 8(n), of the maturity date of our promissory note in the amount of $10,000.

During December, 2011, we issued 1,000 Class A Common shares valued at $0.18 per share, based upon the fair market value during the period, in connection with the extension, by the lender referenced in Note 8(o), of the maturity date of our promissory note in the amount of $11,663.

During December, 2011, the holder of our $50,000 convertible promissory note referenced in Note 8(q) converted $8,000 of the principal due on the note into 59,701 Class A common shares at a conversion price of $0.134 per share, based upon the conversion factor detailed in this note.

During December, 2011, the holder of our $50,000 convertible promissory note referenced in Note 8(q) converted $15,000 of the principal due on the note into 143,266 Class A common shares at a conversion price of $0.105 per share, based upon the conversion factor detailed in this note.

During December, 2011, we issued 1,000 Class A Common shares valued at $0.18 per share, based upon the fair market value during the period, in connection with the extension, by the lender referenced in Note 8(r), of the maturity date of our promissory note in the amount of $10,000.

During December, 2011, we issued 10,000 Class A Common shares valued at $0.18 per share, based upon the fair market value during the period, in connection with the purchase by an investor of our convertible promissory note in the amount of $100,000, which we described in Note 8(aq).

The Company believes all of the issuances of securities referred to in this Note were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

NOTE 10 – COMITTMENTS AND CONTINGENCIES

Leasing Arrangements

On March 31, 2010 the Company entered into a Lease Agreement with The Children’s Choice of New Jersey, Inc. to lease the premises located at 211 Benigno Blvd, Ste #211, Bellmawr, New Jersey.  The lease term commenced on April 1, 2010, and continues for thirteen months at a base lease rate of $1,209 per month.    At the end of the initial term, the company has the option to extend the terms of the lease for two additional twelve months periods at the base lease rate plus a maximum three percent increase.  On May 1, 2011, the lease was automatically extended thru April 30, 2013 at the base rate of $1,209 per month.  The Company paid $14,508 in base lease during the year ended December 31, 2011.

On December 1, 2009 the Company entered into an agreement to lease office space in Taipei, Taiwan with a term expiring on November 30, 2012.  During the lease term the Company shall pay a base lease rate of $198 (NT6,000) per month.  The Company does not have a provision to renew the lease at the end of the initial lease term.

Future minimum rental payments under this operating lease are as follows:

Year ending December 31,	2012	16,976
	2013	4,981
		$21,957

Rent expense for leased facilities for the years ended December 31, 2011 and 2010 were $19,508 and $38,659 respectively.

Vessel Purchase

On September 12, 2007, the Company completed the purchase of the passenger ship m/v Atlantis, and subsequently renamed it the m/v Island Breeze.  The total costs related to the purchase of the vessel were $8,039,645.  As of December 31, 2011, the Company has paid an additional $2,656,612 in renovation costs for an aggregate cost of $10,696,257.

On November 10, 2011, we and our wholly owned Cayman Island subsidiary, Island Breeze International (“International”), entered into a securities purchase agreement (the “SPA”) with an investor (the “Investor”).  Pursuant to the SPA, we and International issued to Investor a promissory note (the “Note”) in the principal amount of $2,750,000 which, if fully funded, will represent $2,500,000 in cash and a non refundable 9% original issue discount (“OID”) of $250,000.  Pursuant to this financing, we can request advances be made to us, by the Investor, to be used primarily to pay for refurbishment of Island Breeze.  The Note is due and payable on November 9, 2012 and is secured by a mortgage, on Island Breeze, a vessel owned by International. The mortgage will be released upon our satisfaction of the Note and until such time will secure our obligations under the Note, the Put, and other obligations set forth in the documents executed with respect to the transaction.

The m/v Island Breeze is currently moored in Elefsina Bay, near Piraeus, Greece.  We estimate that the full scale renovation of the Island Breeze will cost approximately an additional $6,000,000 and will take approximately four months from the commencement of full scale renovations, which will occur after the required financing is secured. The Company anticipates a closing date on this financing during the second calendar quarter of 2012, however, the Company has no control over the timing of the closing.  Additionally, we anticipate that we will incur an additional $2,600,000 of costs related to the purchase and installation of gaming equipment, IT equipment, and other furniture, fixtures & equipment.  However, we believe that such costs can be reduced if we were to utilize, in part or in whole, the gaming equipment, IT equipment, and other furniture and fixtures that we removed from the Casino Royale prior to its sale.  Further, we will continue to incur additional carrying costs related to the Island Breeze while we seek to secure the financing necessary to renovate and refit the vessel.  We may modify the scope of the renovations if we are unable to secure the financing we require to complete the contemplated renovations.

On May 23, 2008, the Company acquired the m/v Casino Royale from Catino, S.A.  The total costs related to the purchase of the vessel were $4,622,164.    On May 7, 2010 we sold the Casino Royale for $1,970,815, which net of various adjustments including relocation expenses, resulted in us realizing $887,000.  The sale excluded all gaming and entertainment equipment and furniture located on board the Casino Royale, which we believe had a current value of approximately $2,000,000.    During the year ended December 31, 2010, the Company sold certain of these assets with an aggregate book value of $1,312,657 for $476,000. The Company also recorded a revaluation loss of $118,457, and a loss on the sale of assets of $718,110.  During the year ended December 31, 2011, the Company sold certain assets for $250.  At December 31, 2011, assets with an estimated market value of $687,093 remain on the Company’s balance sheet.

NOTE 11 – RELATED PARTY TRANSACTIONS

During the period of January 1, 2011 to December 31, 2011, the Company engaged in the following related party transactions as noted in sub-notes below.

(1)  On February 9, 2011, the Company borrowed $20,000 from an Officer of the Company and issued a Convertible Promissory Note evidencing this loan, as referenced in Note 8(v).   This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.25 per share,  based upon an agreed value with lender, which was above fair market value at time of Note.

(2)  On February 18, 2011, the Company paid in full a note payable to a related party as referenced in Note 8(a).  The Company made a principal payment of $20,000 and accrued interest of $2,135.

(3)  On June 30, 2011, the Company borrowed $25,000 from a director of the Company and issued a Convertible Promissory Note evidencing this loan, as referenced in Note 8(v).   This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.25 per share, based upon an agreed value with lender, which was above fair market value at time of Note.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated its December 31, 2011 consolidated financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements, except for the ones disclosed below.

During the period of January 1, 2012 thru March 30, 2012, the Company borrowed $948,830 (inclusive of OID) against our promissory note referenced in Note 8(ap).

During January, 2012, a holder of our promissory note, with an outstanding principal balance of $27,000, converted $15,000 of the principal due on this note into 139,925 Class A Common shares at a conversion price of $0.11 per share, based upon the conversion factor detailed in this note as referenced in Note 8(q).

During January, 2012, a holder of our promissory note, with an outstanding principal balance of $12,000, converted $12,000 of the principal and $2,000 in accrued interest due on this note into 142,421 Class A Common shares at a conversion price of $0.10 per share, based upon the conversion factor detailed in this note as referenced in Note 8(q).

On February 6, 2012, the Company borrowed $35,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.

On February 7, 2012, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.

On March 27, 2012, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.

During March 2012, the Company issued an aggregate of 229,000 Class A common shares as payment for consulting services.

During the period of January thru March 2012, we made aggregate payments of $68,687 on our line of credit which included $65,000 of principal and $3,687 in interest.

During the period of January thru March 2012,  we sold the cabinets and display components of our remaining slot equipment that we stored for sale or future use.  We retained 511 player tracking system components associated with our slot machines, which are valued at $350 each.  We received $4,732 for the cabinets and display components.

On or about March 28, 2012, we were provided a copy of a Summons and Complaint (“Complaint”) filed in the State of South Carolina, against Island Breeze International, Inc., from an individual seeking compensation for an introduction to a prospective lender.  In the Complaint, the Plaintiff demands actual and consequential damages in an unspecified amount in connection with consulting services allegedly performed in connection with certain financings.  As of the date of this report, the Company has not been served with the Complaint.  The Company has engaged in conversation with the individual in an effort to reach a settlement agreement.  If the Company is served with the Complaint, we intend to dispute the allegations as we believe they are false and without merit.