Form 10-Q
period 2012-03-31
ISLAND BREEZE INTERNATIONAL, INC.
filed 2012-05-18
CIK 1419886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May15, 2012, the registrant had outstanding 30,177,262 shares of Class A Common Stock and 16,110,500 shares of Class B Common Stock.

ISLAND BREEZE INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$106,645	$222,812
Other receivables	1,600	1,600
Prepaid expenses	2,302	8,939

Total current assets	110,547	233,351

Property and equipment, net	5,398	4,760
Gaming, entertainment equipment, and furniture not in use	682,361	687,093
Vessel under renovation - m/v Island Breeze (ex Atlantis)	11,511,537	10,696,257

Total assets	$12,309,843	$11,621,461

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$148,603	$170,558
Accrued expenses	152,154	148,627
Line of credit	45,000	110,000
Accrued interest - related parties	20,582	18,150
Accrued interest	196,332	120,945
Derivative liability	-	21,486
Notes payable - related parties	105,000	105,000
Notes payable – others	1,529,565	601,417
Convertible notes payable - related parties	45,000	45,000
Convertible notes payable	1,210,117	1,146,631

Total current liabilities	3,452,353	2,487,814

Commitments and contingencies

Mezzanine equity
Class A common stock: $0.001 par value; authorized 100,000,000; 2,083,333 and 2,083,333 issued and outstanding at March 31, 2012 and December 31, 2011	208,333	208,333

Stockholders' equity
Preferred stock, $0.001 par value, 1,000,000 authorized, none issued and outstanding at March 31, 2012 and December 31, 2011, respectively	-	-
Class A common stock: $0.001 par value; authorized 100,000,000; 27,740,595 and 27,229,249 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	27,740	27,229
Class B common stock: $0.001 par value; 16,110,500 authorized, issued and outstanding at March 31, 2012 and December 31, 2011	16,111	16,111

Additional paid-in capital	19,769,987	19,678,629
Accumulated deficit during development stage	(11,164,681)	(10,796,655)

Total stockholders' equity	8,649,157	8,925,314

Total liabilities, mezzanine and stockholders’ equity	$12,309,843	$11,621,461

 See Notes to Consolidated Financial Statements

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(Unaudited)

			September, 27 2006
			(inception) to
	Three Months Ended March 31,		March 31,
	2012	2011	2012

Revenues	$-	$-	$-

Cost of Revenues	-	-	-

Gross profit	-	-	-

General, and administrative expenses	198,613	246,324	5,750,504

Operating loss	(198,613)	(246,324)	(5,750,504)

Nonoperating income (expenses):
Impairment of vessel and equipment	-	-	(4,180,001)
Gain (Loss) from revaluation of derivative liability	3,075	-	(46,404)
Loss on sale of equipment	-	-	(718,110)
Interest income	6	3	1,297
Interest expense	(172,494)	(21,914)	(470,959)

Loss before income tax expense	(368,026)	(268,235)	(11,164,681)

Income tax expense	-	-	-

Net Loss	$(368,026)	$(268,235)	$(11,164,681)

Net loss per share, basic	$(0.01)	$(0.01)

Net loss per share, diluted	$(0.01)	$(0.01)

Weighted average number of shares of common stock outstanding, basic	43,610,207	42,604,564

Weighted average number of shares of common stock outstanding, diluted	43,610,207	42,604,564

See Notes to Consolidated Financial Statements

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders' Equity

						Accumulated
						Deficit
	Common Stock				Additional	During
	Shares		Amount		Paid-In	Development
	Class A	Class B	Class A	Class B	Capital	Stage	Total
September 27, 2006 (Inception)	13,889,500	16,110,500	$13,889	$16,111	$(30,000)	$-	$-
Additional cash contributions to equity	-	-	-	-	5,003,926	-	5,003,926
Net loss	-	-	-	-	-	(172,009)	(172,009)
Balance, December 31, 2006	13,889,500	16,110,500	13,889	16,111	4,973,926	(172,009)	4,831,917
Additional cash contributions to equity	-	-	-	-	4,970,795	-	4,970,795
Net loss	-	-	-	-	-	(616,907)	(616,907)
Balance, December 31, 2007	13,889,500	16,110,500	13,889	16,111	9,944,721	(788,916)	9,185,805
Additional cash contributions to equity	-	-	-	-	1,032,676	-	1,032,676
Net loss	-	-	-	-	-	(618,411)	(618,411)
Balance, December 31, 2008	13,889,500	16,110,500	13,889	16,111	10,977,397	(1,407,327)	9,600,070

Stock issued in recapitalization pursuant to reverse merger	3,500,000	-	3,500	-	(3,500)	-	-
Convertible note issued for cancelled officer shares	(2,000,000)	-	(2,000)	-	(168,000)	-	(170,000)
Shares issued for convertible notes payable at $1.00 per share in June, 2009	5,566,795	-	5,567	-	5,561,228	-	5,566,795
Shares issued for convertible notes payable at $0.50 per share in June, 2009	300,049	-	300	-	149,725	-	150,025
Shares issued for services at $0.70 per shares in June, 2009	500,000	-	500	-	349,500	-	350,000
Shares issued for services at $0.20 per share in June, 2009	25,000	-	25	-	4,975	-	5,000
Shares sold for cash at $0.50 per share in June, 2009	20,000	-	20	-	9,980	-	10,000
Shares issued for services at $0.50 per share in July, 2009	270,000	-	270	-	134,730	-	135,000
Shares sold for cash at $0.50 per share in July, 2009	420,000	-	420	-	209,580	-	210,000
Shares sold for cash at $0.50 per share in August, 2009	280,000	-	280	-	139,720	-	140,000
Shares sold for cash at $0.50 per share in September, 2009	175,000	-	175	-	87,325	-	87,500
Shares issued for convertible notes payable at $0.28 per share in September, 2009	600,000	-	600	-	169,400	-	170,000
Shares issued for services at $0.50 per share in September, 2009	25,000	-	25	-	12,475	-	12,500
Shares sold for cash at $0.25 per share in October, 2009	80,000	-	80	-	19,920	-	20,000
Shares sold for cash at $0.50 per share in October, 2009	20,000	-	20	-	9,980	-	10,000
Shares issued for services at $0.50 per share in November, 2009	642,500	-	643.00	-	320,607	-	321,250
Shares issued for services at $0.50 per share in December, 2009	10,000	-	10	-	4,990	-	5,000
Additional cash contributions to capital	-	-	-	-	590,262	-	590,262
Net loss for the year ended December 31, 2009	-	-	-	-	-	(1,623,928)	(1,623,928)
Balance, December 31, 2009	24,323,844	16,110,500	24,324	16,111	18,580,294	(3,031,255)	15,589,474

Shares issued for services at $0.50 per share in January, 2010	210,000	-	210	-	104,790	-	105,000
Shares issued for services at $0.50 per share in February, 2010	235,000	-	235	-	117,265	-	117,500
Shares sold for cash at $0.50 per share in February, 2010	202,000	-	202	-	100,798	-	101,000
Shares issued for services at $0.50 per share in March, 2010	175,000	-	175	-	87,325	-	87,500
Shares sold for cash at $0.50 per share in March, 2010	129,000	-	129	-	64,371	-	64,500
Shares issued for services at $0.50 per share in April, 2010	32,000	-	32	-	15,968	-	16,000
Shares sold for cash at $0.50 per share in April, 2010	172,000	-	172	-	85,828	-	86,000
Shares issued for services at $0.50 per share in June, 2010	150,000	-	150	-	74,850	-	75,000
Shares issued for services at $0.51 per share in July, 2010	50,000	-	50	-	25,450	-	25,500
Shares issued at $0.49 per share as origination fee for note payable in September, 2010	8,000	-	8	-	3,912	-	3,920
Shares issued at $0.2412 per share for conversion of note payable in October, 2010	41,459	-	41	-	9,959	-	10,000
Shares issued at $0.1876 per share for conversion of note payable in October, 2010	53,305	-	53	-	9,947	-	10,000
Shares issued at $0.1675 per share for conversion of note payable in November, 2010	59,701	-	60	-	9,940	-	10,000
Shares issued at $0.1414 per share for conversion of note payable in November, 2010	70,721	-	71	-	9,929	-	10,000
Shares issued at $0.1675 per share for conversion of note payable in December, 2010	89,552	-	90	-	14,910	-	15,000
Conversion option liability charged to APIC at time of conversion	-	-	-	-	32,028	-	32,028
Shares issued at $0.64 per share as loan origination fees in October, 2010	5,000	-	5	-	3,200	-	3,205
Shares issued at $0.28 per share as loan origination fees in November, 2010	3,000	-	3	-	837	-	840
Shares issued at $0.30 per share as loan origination fees in November, 2010	15,000	-	15	-	4,485	-	4,500
Shares issued at $0.33 per share as loan origination fees in November, 2010	15,000	-	15	-	4,935	-	4,950
Shares issued at $0.24 per share as loan origination fees in December, 2010	2,500	-	2	-	598	-	600
Shares sold for cash at $0.50 per share in November, 2010	200,000	-	200	-	99,800	-	100,000
Net loss for the year ended December 31, 2010	-	-	-	-	-	(6,629,661)	(6,629,661)
Balance, December 31, 2010	26,242,082	16,110,500	26,242	16,111	19,461,419	(9,660,916)	9,842,856

Shares issued at $0.1407 per share for conversion of note payable in January 2011	71,073	-	71	-	9,929	-	10,000
Shares issued at $0.1273 per share for conversion of note payable in January 2011	94,266	-	94	-	11,906	-	12,000
Shares issued at $0.1117 per share for conversion of note payable in January 2011	102,060	-	102	-	12,131	-	12,233
Shares issued at$0.18 per share for conversion of note payable in February 2011	28,246	-	28	-	5,022	-	5,050
Shares issued at $0.15 per share for conversion of note payable in March 2011	75,400	-	75	-	11,235	-	11,310
Derivative liability charged to APIC at time of conversion	-	-	-	-	18,202	-	18,202
Shares issued at $0.25 per share as loan origination fees in March 2011	38,000	-	38	-	9,462	-	9,500
Shares issued at $0.18 per share as loan origination fees in March 2011	22,500	-	23	-	4,027	-	4,050
Shares issued for services at $0.25 per share in March 2011	163,500	-	164	-	40,711	-	40,875
Shares issued under SIP at $0.25 per share in March 2011	60,000	-	60	-	14,940	-	15,000
Shares issued for services at $0.25 per share in March 2011	20,000	-	20	-	4,980	-	5,000
Common stock issued at $0.15 per share for June 2011 loan origination fees	3,500	-	4	-	521	-	525
Common stock issued at $0.19 per share for September 2011 loan origination fees	54,655	-	54	-	10,330	-	10,384
Shares issued at $0.13 per share pursuant to note conversion in December 2011	59,701	-	60	-	7,940	-	8,000
Shares issued at $0.10 per share pursuant to note conversion in December 2011	143,266	-	143	-	14,857	-	15,000
Shares issued at $0.18 per share as loan origination fee in December 2011	51,000	-	51	-	9,129	-	9,180
Reclassify Conversion Option to Liability for portion converted	-	-	-	-	31,888	-	31,888
Net loss for the year ended December 31, 2011	-	-	-	-	-	(1,135,739)	(1,135,739)
Balance December 31, 2011	27,229,249	16,110,500	27,229	16,111	19,678,629	(10,796,655)	8,925,314

Shares issued pursuant to note conversion at conversion price of $0.11 per share in January 2012	139,925	-	140	-	14,860	-	15,000
Shares issued pursuant to note conversion at conversion price of $0.10 per share in January 2012	142,421	-	142	-	14,016	-	14,158
Shares issued for services at $0.20 per share in March 2012	204,000	-	204	-	40,596	-	40,800
Shares issued under SIP at $0.14 in March 2012	25,000	-	25	-	3,475	-	3,500
Reclassify Conversion Option to Liability for portion converted					18,411		18,411
Net loss for three months ended March 31, 2012	-	-	-	-	-	(368,026)	(368,026)
Balance, March 31, 2012 (Unaudited)	27,740,595	16,110,500	$27,740	$16,111	$19,769,987	$(11,164,681)	$8,649,157

See Notes to Consolidated Financial Statements

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(Unaudited)

			September 27, 2006 (inception) to
	For the three months Ended March 31,		March 31,
	2012	2011	2012
Cash Flows From Operating Activities
Net loss	$(368,026)	$(268,235)	$(11,164,681)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	(638)	855	14,691
Amortization of discount on notes payable	86,199	-	138,354
Impairment of tangible asset	-	-	4,180,001
Loss on sale of equipment	-	-	718,110
Revaluation of derivative liability	(3,075)	-	46,404
Stock issued for services	44,300	60,875	1,360,425
Stock issued for loan origination fee	-	13,550	51,654
Stock issued for interest	-	-	25
Changes in operating assets and liabilities
Prepaid expenses	6,637	268	(2,302)
Other receivable	-	191,090	189,490
Accounts payable	(21,955)	(33,701)	148,604
Accrued interest - related parties	2,432	(430)	14,493
Accrued interest	80,178	17,840	233,660
Accrued expenses	3,527	(14,732)	179,940

Net cash used in operating activities	(170,421)	(32,620)	(3,891,132)

Cash Flows From Investing Activities
Purchase of furniture and equipment	-	-	(20,097)
Proceeds from sale of assets	4,732	-	1,176,982
Purchase of assets - Island Breeze and m/v Casino Royale	(815,280)	(86,326)	(18,262,270)

Net cash used in investing activities	(810,548)	(86,326)	(17,105,385)

Cash Flows From Financing Activities
Proceeds from line of credit	-	-	145,000
Proceeds from issuance of convertible notes	69,000	205,000	6,935,362
Proceeds from issuance of notes payable – other	863,435	(20,000)	2,052,669
Payments on notes payable – other	(2,633)	-	(200,112)
Principal payments on convertible notes	-	(6,000)	(6,000)
Proceeds from issuance of common stock for cash	-	-	809,000
Proceeds from notes payable – related parties	-	20,000	45,000
Payments of notes payable - related parties		(20,000)	(175,416)
Principal payments on line of credit	(65,000)	-	(100,000)
Capital contribution	-	-	11,597,659

Net cash provided by financing activities	864,802	179,000	21,103,162

Net increase (decrease) in cash	(116,167)	60,054	106,645

Cash and cash equivalents, beginning of the year	$222,812	$49,635	$-

Cash and cash equivalents, end of the period	$106,645	$109,689	$106,645

Cash paid during the period for:

Interest	$15,035	$4,504	$46,938

Taxes	$-	$-	$-

Supplemental Information and Non-monetary Transactions:

Issuance of stock for convertible debt and accrued interest	$29,158	$50,593	$6,066,893
Issuance of stock for services	$44,300	$60,875	$1,670,425
Issuance of stock for loan origination fee	$-	$13,550	$51,654
Capitalized accrued interest	$-	$-	$597,699
Issuance of convertible debt for stock	$-	$-	$170,000
Issuance of Mezzanine equity with Put option	$-	$-	$208,333

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

The total number of shares of our Class A Common Stock that may be subject to awards under the 2009 Plan is equal to 5,000,000 shares.  Therefore, 5,000,000 shares of Class A Common Stock are available for awards under the 2009 Plan.  During the fiscal year ended December 31, 2010 the Company awarded 235,000 shares of Class A Common Stock under the Plan.  During the fiscal year ended December 31, 2011, the Company awarded 60,000 shares of Class A Common Stock under the Plan.  During the three month ended March 31, 2012, the Company awarded 25,000 shares of Class A Common Stock under the Plan.  As of March 31, 2012, 4,680,000 shares are available for issuance under the Plan.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission.  Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended December 31, 2011. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for the full year.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, cash equivalents include highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.  We had no cash equivalents at March 31, 2012.

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

Advertising expense

The Company expenses advertising costs as incurred. The Company incurred no advertising expense for the three months ended March 31, 2012 and 2011 respectively.

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

Comprehensive Income

Comprehensive income includes net income and also considers the effect of other changes to stockholders’ equity that are not required to be recorded in determining net income, but are rather reported as a separate component of stockholders’ equity. During the three months ended March 31, 2012 and 2011 there were no sources of other comprehensive income.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The following table presents liabilities that are recognized at fair value at March 31, 2012:

Description	Level 1	Level 2	Level 3	Total
Derivative liability	—	—	—	—

The following table presents liabilities that are recognized at fair value at December 31, 2011:

Description	Level 1	Level 2	Level 3	Total
Derivative liability	—	—	21, 486	21, 486

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. During the three months ended March 31, 2012 and 2011, common stock equivalents were not included in the calculation of the diluted weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

At March 31, 2012, the following convertible securities were not included in the fully-diluted loss per share because the result would have been anti-dilutive:  debt convertible and accrued interest into 1,146,425 shares at $0.50 per share, debt convertible and accrued interest into 294,430 shares at $0.25 per share, debt convertible and accrued interest into 3,335,934 shares at $0.20 per share, and debt convertible and accrued interest into 514,425 shares at $0.15 per share.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements the Company is in a development stage and incurred losses from operations of $368,026  and $268,235 for the three months ended March 31, 2012 and 2011, respectively and $11,164,681 from inception (September 27, 2006) through March 31, 2012. In addition, the Company’s current liabilities exceed its current assets by $3,341,806, as of March 31, 2012. These factors, including the Company’s current cash position, which was $106,645 as of March 31, 2012, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time absent the infusion of substantial additional capital.

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

Recent Accounting Pronouncements

Recently Issued Standards

In the three months ended March 31, 2012, the Financial Accounting Standards Board (“FASB”) issued no new Accounting Standard Updates.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Furniture and fixtures	$3,844	$3,844
Office equipment	13,555	12,672
Computer software	3,573	3,573
	20,972	20,089

Less accumulated depreciation	15,574	15,329

Property and equipment, net	$5,398	$4,760

Depreciation expense was $245 and $822 for the three months ended March 31, 2012 and 2011, respectively, and $15,574 since inception.

NOTE 4 – GAMING, ENTERTAINMENT EQUIPMENT, AND FURNITURE NOT IN USE

Gaming, entertainment, and furniture consist of assets previously located on board the Company’s vessel the Casino Royale, which was sold on May 7, 2010.  The book value of these items, based upon the purchase invoices of the original owner, was initially determined to be $2,000,000.  During the year ended December 31, 2010, the Company sold certain of these assets with an aggregate book value of $1,312,657 for $476,000. The Company also recorded a revaluation loss of $118,457, and a loss on the sale of assets of $718,200.  During the year ended December 31, 2011, the Company sold certain assets for $250.  During the three months ended March 31, 2012, the Company sold certain assets for $4,732.  At March 31, 2011, assets with an estimated market value of $682,361, based upon management’s impairment test, remain on the Company’s balance sheet.

NOTE 5 – VESSEL UNDER RENOVATION – M/V ISLAND BREEZE (EX ATLANTIS)

On September 12, 2007, the Company completed the purchase of the passenger ship m/v Atlantis, and subsequently renamed it the m/v Island Breeze.  The total costs related to the purchase of the vessel were $8,039,645.  As of March 31, 2012, the Company has paid an additional $3,471,892 in renovation costs for a total cost of $11,511,537.

The m/v Island Breeze is currently moored in Elefsina Bay, near Piraeus, Greece.  We estimate that the full scale renovation of the Island Breeze will cost approximately an additional $6,000,000 and will take approximately four months from the commencement of full scale renovations, which will occur after the required financing is secured.  Additionally, we anticipate that we will incur an additional $2,600,000 of costs related to the purchase and installation of gaming equipment, IT equipment, and other furniture, fixtures & equipment.  However, we believe that such costs can be reduced if we were to utilize, in part or in whole, the gaming equipment, IT equipment, and other furniture and fixtures which had been onboard the Casino Royale, which the book value of our remaining equipment on March 31, 2012 was 682,361.  Further, we will continue to incur additional carrying costs related to the Island Breeze while we seek to secure the financing necessary to renovate and refit the vessel.  We may modify the scope of the renovations if we are unable to secure the financing we require to complete the contemplated renovations.

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

ASC 815-40 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  As disclosed in Note 7(q), on June 13, 2011, the Company entered into a convertible note which contains a variable conversion price.   In accordance with ASC 815-40, this conversion option is classified as a derivative liability and was valued at $44,782.  This amount was credited to conversion option liability when the note was issued. During the year ended December 31, 2011, portions of the convertible note were converted; these portions were revalued at the time of exercise at an aggregate amount of $31,888, and this amount was reclassified from liability to additional paid-in capital.  The remaining conversion note was revalued at December 31, 2011, and the amount of $20,490 was charged to operations as loss on revaluation. The estimated values of the conversion options were determined using the Black-Scholes pricing model and the following assumptions:  Stock price at revalue date of $0.1750; Exercise price at revalue date of $0.1068; Expected volatility of 142% - 188%;   Expected life (years) of .76 to .18; risk free interest rate of 0.11% to 0.10%; and dividend rate of 0. During the three months ended March 31, 2012, the remaining principal and accrued interest of the convertible note were converted into 282,346 shares of Class A common stock, and the entire discount of $21,486 was amortized.  At March 31, 2012, the amount of unamortized discount was $0.

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

NOTE 7 – NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Notes payable - related parties, (a)(d)	$105,000	$105,000
Notes payable – others, (c)(ap)	1,529,565	601,417
Convertible notes payable – related parties, (v)	45,000	45,000
Convertible notes payable, net, (e) through (at) except (v)	1,210,117	1,146,631
Line of Credit, (xx)	45,000	110,000
	$2,934,682	$2,008,048

(a)
On December 1, 2008 and December 5, 2008 the Company borrowed an aggregated sum of $90,000 from officers and directors of the Company.  The Company issued Promissory Notes with a term of one year at an interest rate of five percent that accrues to term.  The Notes were subsequently reissued under the original terms of the Notes for a period of one year from the respective original term dates.  During the year ended December 31, 2010, the Company made principal payments in the amount of $5,000 on this note.  On December 16, 2011, the Note holders signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  During the year ended December 31, 2011, the Company made principal payments of $20,000 and accrued interest payments of $2,135 on these Notes.  On March 31, 2012, the aggregate principal balance of the Notes was $65,000 and accrued interest was $11,331.

(b)	Deleted.

(c)
On June 18, 2009, the Company borrowed $250,000 and issued a Promissory Note evidencing this loan.  This loan, plus interest at the rate of 12% per annum and is payable 90 days from the date of issue.  We also issued 25,000 shares of Class A common stock in connection with this loan.  On September 17, 2009 the Company issued the Promissory Note under the original terms, for $227,479, which included the original principle amount less a $30,000 principal pay down plus accrued interest.  The Promissory Note is payable 90 days from date of issue.  We also issued 25,000 shares of Class A common stock in connection with the extension of this loan.  On December 17, 2009 the Company reissued the Promissory Note under the original terms, for $200,788, which included the original principle amount less a $30,000 principal pay down plus accrued interest.  The Promissory Note is payable 104 days from date of issue.  We also issued 5,000 shares of Class A common stock in connection with the extension of this loan.   During the period from January 1, 2010 to March 31, 2010, the Company made aggregate payments of principal in the amount of $40,000.  On April 1, 2010, the Company reissued the Promissory Note under the original terms, for $167,335, which included accrued interest.  The Promissory Note was payable six months from date of issue. During the period from March 31, 2010 to June 30, 2010, the Company made aggregate payments of principal in the amount of $36,000.  On October 1, 2010, the Company reissued the Promissory Note under the original terms, for $91,335.  The Promissory Note is payable six months from the date of issue.  During the period from July 1, 2010 to September 30, 2010, the Company made aggregate payments of principal in the amount of $30,000. During the period from September 30, 2010 to December 31, 2010, the Company made aggregate principal payments in the amount of $40,000 and interest payments in the amount of $7,852. Subsequent to the due date, the lender verbally agreed to extend the Note on a month-to-month basis until paid in full.   During the period from January 1, 2011 to December 31, 2011, the Company made aggregate principal payments in the amount of $61,335 and accrued interest payments of $2,665.   At March 31, 2012, the note balance was $0 and accrued interest on the note was $0.

(d)
On October 9, 2009, the Company borrowed $49,000 and issued a Promissory Note to Olympian Cruises, LLC, our majority shareholder. Olympian owns 13,889,500 shares of Class A Common Stock and 16,110,500 shares of Class B Common Stock, which were issued to Olympian during the Share Exchange with Island Breeze International, Inc. on June 12, 2009.    The managing members of Olympian include three officers of Island Breeze International, Inc.  The Promissory Note provides for interest at the rate of 5% per annum and is payable along with principal, one year from the date of issue.   On January 13, 2010, the Company made a principal payment in the amount of $500.  On June 3, 2010, the Company made a principal payment in the amount of $500.  On August 30, 2010, the Company made a principal payment in the amount of $8,000. On October 9, 2010, subsequent to balance sheet date, the Company reissued the Promissory Note under the original terms for $40,000.  On December 16, 2011, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  On March 31, 2012, the note balance was $40,000 and accrued interest on the note was $5,082.

(e)
On November 6, 2009, the Company borrowed $300,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 120,000 shares of Class A common stock in connection with this loan. On November 17, 2010, a new Convertible Promissory Note was issued in the amount of $330,904 which included accrued interest of $30,904.  As additional consideration for the lender agreeing to this transaction, the Company issued 15,000 restricted shares of its Class A common stock to the note holder. This note was due in one payment on February 29, 2011.   On March 1, 2011, the note holder extended the loan under the current terms until June 1, 2011.  As Additional consideration for the extension, the Company issued 10,000 restricted shares of its Class A common stock to the note holder.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.    On March 31, 2012, the note balance was $330,904 and accrued interest on the note was $45,329.

(f)
On November 17, 2009, the Company borrowed $72,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 22,500 shares of Class A common stock in connection with this loan.  On November 23, 2010, the Company issued a new Convertible Promissory Note in the principal amount of $72,000 to replace the expiring note. The new note bears interest at the rate of 12% per annum, and is payable in one installment on February 23, 2011.  During the three months ended December 31, 2010, the Company paid accrued interest in the amount of $7,318.  The Company also issued 15,000 shares of Class A common stock in connection with the new note. On March 4, 2011, the Company issued a new Convertible Promissory Note in the principal amount of $72,000 to replace the expiring Note.  The new Note bears interest at the rate of 15% per annum, a conversion price of $0.15 per share based upon the fair market value during the period, and is payable in one installment on May 31, 2011.  On March 8, 2011, the Company paid accrued interest in the amount of $2,369.  The Company also issued 30,000 shares of Class A common stock in connection with the new Note. On August 14, 2011, the Company executed an extension on the Note thru September 30, 2011.  The Company paid accrued interest thru the period ended June 30, 2011, in the amount of $3,515 and also issued 35,000 shares of Class A common stock in connection with the extension.  On December 1, 2011, the Company executed an extension on the Note thru June 30, 2012.  The Company paid accrued interest in the amount of $2,973 and also issued 35,000 shares of Class A common stock in connection with the extension.  On March 31, 2012, the note balance was $72,000 and accrued interest was $5,164.

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

(h)
On December 31, 2009, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 2,000 shares of Class A common stock in connection with this loan. On February 11, 2011, the Company reissued the Note with a maturity date of September 30, 2011 and a conversion price of $0.25 per share, based upon the fair market value during the period. As additional consideration of the lender agreeing to this transaction, the Company issued 1,000 restricted shares of its Class A common stock to the Note holder.  On December 16, 2011, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.   The Company issued 1,000 shares of Class A common stock in connection with this extension.  On March 31, 2012, the Note balance due on this note was $10,000 and accrued interest was $2,250.

(i)
On December 31, 2009, the Company borrowed $15,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 3,000 shares of Class A common stock  in connection with this loan.  On December 16, 2011, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.    The Company issued 1,000 shares of Class A common stock in connection with this extension. On March 31, 2012, the Note balance was $15,000 and accrued interest was $3,374.

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

(l)
On February 13, 2010, the Company borrowed $30,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.   The Company also issued 6,000 shares of Class A common stock in connection with this loan.  On December 16, 2011, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.    The Company agreed to issue 1,000 shares of Class A common stock in connection with this extension.  On March 31, 2012, the note balance was $30,000 and accrued interest on the note was $6,396.

(m)
On February 16, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 1,000 shares of Class A common stock in connection with this loan. On December 1, 2011, the Note holder signed an extension agreement that extends the maturity date until March 31, 2012.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  The Company issued 1,000 shares of Class A common stock in connection with this extension.  On March 31, 2012, the note balance was $10,000 and accrued interest on the note was $2,118.

(n)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.   The Company also issued 1,000 shares of Class A common stock in connection with this loan. On December 1, 2011, the Note holder signed an extension agreement that extends the maturity date until February 28, 2012.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.   The Company issued 2,000 shares of Class A common stock in connection with this extension.   On March 31, 2012, the note balance was $10,000 and accrued interest on the note was $2,115.

(o)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 1,000 shares of Class A common stock in connection with this loan. On October 18, 2011, the Company reissued the Note in the amount of $11,663 which included $10,000 principal and $1,663 of accrued interest thru date of reissue.  The maturity date of the reissued Note is April 30, 2012.  The Company issued 1,000 shares of Class A common stock in connection with this Note. Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  On March 31, 2012, the note balance was $11,663 and accrued interest on the note was $527.

(p)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.   The Company also issued 1,000 shares of Class A common stock in connection with this loan. On December 16, 2011, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  The Company agreed to issue 1,000 shares of Class A common stock in connection with this extension.   On March 31, 2012, the note balance was $10,000 and accrued interest on the note was $2,122.

(q)
On April 16, 2010, we entered into a Securities Purchase Agreement (“SPA”) with an investor and pursuant thereto issued an 8% convertible promissory note in the amount of $85,000 that is convertible into shares of Class A Common Stock.  The loan is due in full along with accrued interest on December 1, 2010.  The Investor has the right to convert all or any part of the outstanding and unpaid principal amount, as well as the interest accrued on this note into fully paid and non-assessable shares of Common Stock.  The conversion price is sixty-seven percent of the average of the three lowest bid prices on the over-the-counter bulletin board during the 10-day period prior to the conversion. During the period commencing on the execution of the note and ending 180 days thereafter, subject to certain limitations, provided the Investor has not sent us a notice of conversion, we have the right to redeem the note for an amount equal to 150 percent of the outstanding principal amount of the note plus the interest accrued and unpaid thereon, plus certain other adjustments.   Because the conversion price is based upon the price of the Company stock and is a variable price, this conversion feature is considered a derivative liability pursuant to ASC 815-40 (note 6).  The conversion feature was valued via the Black-Scholes valuation method at $9,343 at the time the note was issued. This amount is considered a discount to the note, and is being amortized to interest expense over the life of the note.  During the year ended December 31, 2010, the entire discount of $9,343  was amortized, and at December 31, 2010 the amount of unamortized discount was $0.   During the three months ended December 31, 2010, principal in the amount of $55,000 was converted into 314,738 shares of the Company’s Class A Common stock. At December 31, 2010, principal of $30,000 and accrued interest of $4,233 were due on the note.  During the period January 1, 2011 to March 31, 2011, the remaining principal in the amount of $30,000 and accrued interest in the amount of $4,233 was converted into 267,399 Class A common shares which satisfied the Company’s obligations under this Note.  On June 13, 2011 we entered into a SPA with an investor and issued an 8% convertible promissory note, under identical terms as denoted above, in the amount of $50,000 that is convertible into shares of Class A Common Stock.  The loan is due in full along with accrued interest on March 5, 2012.  The beneficial derivative liability was valued via the Black-Scholes valuation method at $44,782 at the time the note was issued. During the year ended December 31, 2011, $23,296 of the discount was amortized, and at December 31, 2011 the amount of unamortized discount was $21,486.  During December 2011, the holder of the note converted $23,000 of the principal due on the note into 202,967 shares of Class A common stock.  On December 31, 2011, the Note balance was $27,000 and accrued interest on the Note was $2,158.  During January 2012, the holder of our $50,000 convertible promissory note converted $27,000 of the principal due on the note and accrued interest of $2,158 into 282,346 shares of Class A common stock.  On March 31, 2012, the note balance due was $0 and accrued interest was $0.

(r)
On June 15, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  On December 16, 2011, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  The Company issued 1,000 shares of Class A common stock in connection with this extension.  On March 31, 2012, the note balance was $10,000 and accrued interest on the note was $1,794.

(s)
On September 29, 2010, the Company borrowed $80,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 8,000 shares of Class A common stock in connection with this loan.  On December 31, 2011, the note balance was $80,000 and accrued interest on the note was $11,069.  On January 13, 2012, the Lender agreed to extend  the note, at an interest rate of 15% annum, until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; (ii) the note holder rolls this note into a new Convertible Note with a principal amount of $91,069, which includes principal of $80,000 and accrued interest thru December 31, 2011 of $11,069, and a conversion rate of $0.20 per share; or (iii) the note holder delivers to the Company a written notice to convert or request for payment.    The Company issued 10,000 shares of Class A common stock in connection with this extension.   On March 31, 2012, the note balance was $80,000 and accrued interest on the note was $14,061.

(t)
On November 10, 2010, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 12% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 3,000 shares of Class A common stock in connection with this loan.  On August 8, 2011, the Lender agreed to extend the maturity date of the Note until August 8, 2012 with a new interest rate of 15% per annum and a conversion price of $0.20 per share, based upon the fair market value during the period.  The Lender added an additional $75,000 of principal to the Note and agreed to roll accrued interest of $2,150 into the Note as principal.  The Company also issued 10,215 shares of Class A common stock in connection with the extension of this Note. On March 31, 2012, the note balance was $102,150 and accrued interest on the note was $9,594.

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

(v)
On February 9, 2011, the Company borrowed $20,000 from an Officer of the Company and issued a Convertible Promissory Note evidencing this loan. This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the lender may elect to convert the principal amount of this Note into Class A Common shares at a conversion price of $0.25 per share, based upon the fair market value during the period. On June 30, 2011, the Company borrowed $25,000 from an Officer of the Company and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable sixty days from the date of issue.  On or before the maturity date, upon written notice to the Company, the lender may elect to convert the principal amount of this Note into Class A Common shares at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also committed to issue 2,500 shares of Class A common stock in connection with this loan.  On December 16, 2011, the Note holders signed an extension agreement that extends the maturity dates until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment. On March 31, 2012, the aggregated Notes balance was $45,000 and accrued interest on the Notes was $4,168.

(w)
On February 15, 2011, the Company borrowed $50,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 2,500 shares of Class A common stock in connection with this loan. Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.     On March 31, 2012, the Note balance was $50,000 and accrued interest on the Note was $5,617.

(x)
On February 15, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 250 shares of Class A common stock in connection with this loan.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.    On March 31, 2012, the Note balance was $5,000 and accrued interest on the Note was $562.

(y)
On February 15, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 250 shares of Class A common stock in connection with this loan.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.    On March 31, 2012, the Note balance was $5,000 and accrued interest on the Note was $562.

(z)
On February 15, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 250 shares of Class A common stock in connection with this loan.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.    On March 31, 2012, the Note balance was $5,000 and accrued interest on the Note was $562.

(aa)
On February 15, 2011, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 1,250 shares of Class A common stock in connection with this loan.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.   On March 31, 2012, the Note balance was $25,000 and accrued interest on the Note was $2,807.

(ab)
On February 25, 2011, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 2,500 shares of Class A common stock in connection with this loan. On February 15, 2012, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  The Company issued 1,000 shares of Class A common stock in connection with this extension.  On March 31, 2012, the Note balance was $25,000 and accrued interest on the Note was $2,740.

(ac)
On March 25, 2011, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  On March 31, 2012, the Note balance was $20,000 and accrued interest on the Note was $2,038.

(ad)
On March 28, 2011, the Company borrowed $50,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  On March 31, 2012, the Note balance was $50,000 and accrued interest on the Note was $5,055.

(ae)
On March 29, 2011, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 1,000 shares of Class A common stock in connection with this loan. Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  On March 31, 2012, the Note balance was $20,000 and accrued interest on the Note was $2,016.

(af)
On June 30, 2011, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On March 31, 2012, the Note balance was $10,000 and accrued interest on the Note was $753.

(ag)
On July 28, 2011, the Lender cancelled the Notes referenced in Note 7(k) and Note 7(u) of this report and rolled the aggregated principal in the amount of $45,000, aggregated accrued interest in the amount of $4,400, and new cash in the amount of $25,000 into a new Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 15% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 7,440 shares of Class A common stock in connection with this loan.  On March 31, 2012, the Note balance was $74,400 and accrued interest on the Note was $7,583.

(ah)
On August 18, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 500 shares of Class A common stock in connection with this loan.  On March 31, 2012, the Note balance was $5,000 and accrued interest on the Note was $311.

(ai)
On September 20, 2011, the Company borrowed $15,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 1,500 shares of Class A common stock in connection with this loan.  On March 31, 2012, the Note balance was $15,000 and accrued interest on the Note was $793.

(aj)
On November 29, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On March 31, 2012, the Note balance was $5,000 and accrued interest on the Note was $168.

(ak)
On November 29, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On March 31, 2012, the Note balance was $5,000 and accrued interest on the Note was $168.

(al)
On November 29, 2011, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which based upon the fair market value during the period.  On March 31, 2012, the Note balance was $10,000 and accrued interest on the Note was 337.

(am)
On November 29, 2011, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On March 31, 2012, the Note balance was $10,000 and accrued interest on the Note was $337.

(an)
On November 29, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On March 31, 2012, the Note balance was $5,000 and accrued interest on the Note was $168.

(ao)
On November 29, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On March 31, 2012, the Note balance was $5,000 and accrued interest on the Note was $168.

(ap)
On November 9, 2011, we and our wholly owned Cayman Island subsidiary, Island Breeze International (“International”), entered into a securities purchase agreement (the “SPA”) with an investor (the “Investor”) as evidenced in our Form 8K filed on November 14, 2011.  Pursuant to the SPA, we and International issued to Investor a promissory note (the “Note”) in the principal amount of $2,750,000 which, if fully funded, will represent $2,500,000 in cash and a non refundable 9% original issue discount (“OID”) of $250,000.  Pursuant to this financing, we can request advances be made to us by the Investor from time to time.  The initial advance at closing was $724,580.38 (inclusive of the OID).  Subsequent advances will be used primarily to pay for refurbishment of Island Breeze.  The Note is due and payable on November 9, 2012 and is secured by a mortgage on Island Breeze, a vessel owned by International.  In connection with this loan, we issued to Investor 2,083,333 shares of our common stock (the “Shares”).  We have the right to purchase, for $0.001 per share, a percentage of these Shares determined by the percentage of the Note which is not funded by advances (the “Repurchase Right”).  Under the terms of the SPA, Investor has the right, commencing on the 22nd month anniversary of the closing (subject to acceleration in certain circumstances), to cause us and International to purchase the shares for cash at a purchase price per share of $0.10, subject to certain adjustments (the “Put”).  The mortgage will be released upon our satisfaction of the Note and until such time will secure our obligations under the Note, the Put, and other obligations set forth in the documents executed with respect to the transaction.  On November 25, 2011, the Company received an advance in the amount of $143,808 (inclusive of the OID).  On March 31, 2012, the Company has the right to repurchase 706,653 Shares at a repurchase price of $707.  Additionally, the Investor may Put to the Company 1,376,680 Shares at an aggregate Put price of $137,668.  On March 31, 2012, the Note balance was $1,817,218 and accrued interest on the Note was $63,789.

(aq)
On December 28, 2011, the Company borrowed $100,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 10,000 shares of Class A common stock in connection with this loan.  On March 31, 2012, the Note balance was $100,000 and accrued interest on the Note was $2,575.

(ar)
On February 6, 2012, the Company borrowed $35,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On March 31, 2012, the Note balance was $35,000 and accrued interest on the Note was $873.

(as)
On February 7, 2012, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On March 31, 2012, the Note balance was $20,000 and accrued interest on the Note was $499.

(at)
On March 27, 2012, the Company borrowed $14,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On March 31, 2012, the Note balance was $14,000 and accrued interest on the Note was $349.

(xx)
During the year ended December 31, 2011, we borrowed an aggregate of $145,000 against an established line of credit. This loan, plus interest accrued at the rate of 18% annum, is payable at the discretion of the Company during the term of the credit line, but shall be paid in full no later than June 1, 2012.  During November and December of 2011, we made payments of $35,000 principal and $5,890 accrued interest on this loan.  On March 31, 2012, the balance due on this line of credit is $45,656 which includes principal and accrued interest.

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

Common Stock

The Company’s capitalization authorized is 100,000,000 Class A common shares and 16,110,500 Class B common shares each class with a par value of $0.001 per share. As of March 31, 2012, the Company had 27,740,595 Class A common shares and 16,110,500 Class B common shares issued and outstanding.   A full description of our common stock is provided in the prelude to this Form 10-Q.

During January 2012, we issued 139,925 Class A common shares in connection with the conversion of a Convertible Note referenced in Note 7(q), at the conversion price of $0.11 per share, as determined within the terms of the note.

During January 2012, we issued 142,421 Class A common shares in connection with the conversion of a Convertible Note referenced in Note 7(q), at the conversion price of $0.10 per share, as determined within the terms of the note.

During March 2012, we issued 204,000 Class A common shares valued at $0.20 per share, based upon fair market value for the period, for services rendered during the three months ended March 31, 2012.

During March 2012, we issued 25,000 Class A common shares valued at $0.14 per share, based upon fair market value for the period, for services rendered during the three months ended March 31, 2012.

The Company believes all of the issuances of securities referred to in this Note were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leasing Arrangements

On March 31, 2010 the Company entered into a Lease Agreement with The Children’s Choice of New Jersey, Inc. to lease the premises located at 211 Benigno Blvd, Ste #211, Bellmawr, New Jersey.  The lease term commenced on April 1, 2010, and continues for thirteen months at a base lease rate of $1,209 per month.   At the end of the initial term, the company has the option to extend the terms of the lease for two additional twelve months periods at the base lease rate plus a maximum three percent increase.  On May 1, 2011, the lease was automatically extended thru April 30, 2013 at the base rate of $1,209 per month.  The Company paid $3,627 in base lease during the three months ended March 31, 2012.

On December 1, 2009 the Company entered into an agreement to lease office space in Taipei, Taiwan with a term expiring on November 30, 2012.  During the lease term the Company shall pay a base lease rate of $198 (NT6000) per month for any period in which the Company occupies the premises.  The Company does not have a provision to renew the lease at the end of the initial lease term.

Future minimum rental payments under this operating lease are as follows:

Nine months ending December 31,	2012	$12,465
Year ending December 31,	2013	4,836
		$17,301

Rent expense for leased facilities for the three months ended March 31, 2012 and 2011 were $3,627 and $3,627 respectively.

Contingencies

On or about March 28, 2012, an individual commenced an action against the Company and two of its executive officers in the state of South Carolina (Case No. 2012-CP-10-2139 (Court Of Common Pleas Ninth Judicial Circuit, County of Charleston, State of South Carolina)).  In the complaint, the Plaintiff demands actual, consequential and punitive damages in an unspecified amount in connection with consulting services allegedly performed in connection with certain financings.  The Company intends to assert an aggressive defense in this proceeding.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the period of January 1, 2012 to March 31, 2012, with the exception of the transactions described in Note 7(a), Note 7(d) and Note 7(v) of this report, the Company did not engage in the any related party transactions.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated its March 31, 2012 Quarterly Report on Form 10-Q for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements, except for the ones disclosed below.

On April 20, 2012, we sold 20,000 Class A Common shares valued at $0.15 per share, via the Company’s Securities Purchase Agreement, in the amount of $3,000.

On April 25, 2012, we sold 333,334 Class A Common shares valued at $0.15 per share, via the Company’s Securities Purchase Agreement, in the amount of $50,000.

On April 20, 2012, we sold some of our gaming equipment not in use for $2,000.  No loss was recognized on the sale.

Subsequent to the balance sheet, the Company made aggregate payments of $11,413 on our line of credit, referenced in Note 7(xx), which included $10,000 of principal and $1,413 of accrued interest.

Subsequent to the balance sheet date, the Company made an aggregate of $42,591 in accrued interest payments, to our secured lender, referenced in Note 7(ap).

Subsequent to the balance sheet date, the Company received an aggregate of $323,512 in gross proceeds against our secured loan referenced in Note 7(ap).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis summarizes the significant factors affecting (1) our consolidated results of operations for the three months ended March 31, 2012, compared to the three months ended March 31, 2012, and (2) our liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Report.

Principal Office

Our administrative office is located at 211 Benigno Blvd, Suite #201, Bellmawr, New Jersey, 08031. Our telephone number is 856-931-1505.

Other information

IB International has 29,823,928 shares outstanding on March 31, 2012 and 29,312,582 shares issued and outstanding on December 31, 2011. 16,110,500 of such shares are designated as Class B common shares and the holder has the right to cast ten votes for each share held of record on all matters submitted to a vote of holders of common stock.

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

Results of Operations

We are a development stage company.  Since inception, our efforts have been principally devoted to the acquisition and renovation of two vessels. From inception, September 27, 2006, to March 31, 2012, we have sustained accumulated losses of $11,164,681.  Included in the loss were general and administrative expenses, impairment expense of one of our previous owned vessels, loss from the sale of some of our equipment, a charge taken from the revaluation of a conversion option liability of a convertible note as discussed in Note 7(q), as well as professional fees not associated with the purchase and renovation of our vessels.

General and administrative expenses amounted to $198,613 for the three months ended March 31, 2012, compared to $246,324 for the three months ended March 31, 2012, a decrease of $47,711. The decrease in expenses is predominately due to the decrease in costs associated with consulting services, the costs associated with travel, as well as a decrease in the costs associated with acquiring capital as disclosed in Note 7.

Nonoperating expenses (excluding interest income) amounted to $169,419 for the three months ended March 31, 2012, compared to $21,911 for the three months ended March 31, 2011, an increase in the amount of $147,508.  The increase is primarily due to interest accrued on convertible and promissory notes payable during the three months ended March 31, 2012.

Balance Sheet Discussion

As of March 31, 2012 and December 31, 2011

As of March 31, 2012, our total assets were $12,309,843, total liabilities were $3,452,353 and shareholders’ equity was $8,649,157 compared to $11,621,461, $2,487,814 and $8,925,314, respectively, as of December 31, 2011.  Current assets at March 31, 2012 were $110,547 consisting of cash and cash equivalents of $106,645, other receivable of $1,600 and prepaid expenses of $2,302 compared to $222,812, $1,600 and $8,939, respectively, at December 31, 2011.  Included in total assets as of March 31, 2012 are property, and equipment, net of depreciation, of $5,398 and other assets of $12,193,898 consisting of the cost of vessel we have acquired and costs related to renovations of the vessel as well as gaming/entertainment equipment not in use, compared to $4,760 and $11,383,350, respectively, for the period ended December 31, 2011 with respect to these items.

As of March 31, 2012, our total liabilities and our current liabilities were $3,452,353 consisting of officer loans and notes payables and other loans in the amount of $1,679,565, accounts payable of $148,603, convertible notes payable of $1,210,117, accrued interest of $216,914, derivative liability of $0, accrued expenses of $152,154, and other short term liabilities of $45,000,  compared to total and current liabilities of $2,487,814, officer loan and notes payables  of $751,417, accounts payable of $170,558, convertible notes payable of $1,146,631, accrued interest of $139,095, derivative liability of $21,486, and accrued expenses of $148,627, respectively for the period ended December 31, 2011.

The increase in our liabilities for the three months ended March 31, 2012 compared to December 31, 2011 primarily resulted from an increase in our convertible notes payable and other loans.

The net cash used in our operating activities in the three month period ended March 31, 2012 was $170,421, an increase of $137,801 from that used in the three month period ended March 31, 2011, which net increase was affected primarily by an increase in our net loss for the period, a decrease in receivables, a decrease in accounts payables during the period, and issuance of stock for services rendered in lieu of cash.

Net cash used in investment activities in the three month period ended March 31, 2012 was $810,548, an increase of $724,222 from that used in the three month period ended March 31, 2011, which net increase was affected primarily by purchase of equipment and services related to the renovation of the mv Island Breeze.

Net cash provided by financing activities in the three month period ended March 31, 2012 was $864,802, compared to $179,000 from the three month period ended March 31, 2012, consisting of proceeds from issuance of convertible notes and short term loans.

Cash and cash equivalents for the three months ended March 31, 2012, decreased by $116,167, as compared to December 31, 2011.

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

We have funded our activities to date through capital contributions from our shareholders, short term loans, convertible notes and issuance of our common stock.  As of March 31, 2012, we had shareholders’ equity of $8,649,157, but little cash on hand.

Liquidity and Capital Resources

During the three months period ended March 31, 2012, the Company made aggregate payments of $2,633 on a promissory note referenced in Notes 7(c), which paid the note in full.

The Company believes all of the issuances of securities referred to in this Note were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

As of March 31, 2012, the Company’s aggregate obligation under promissory notes due on or before March 31, 2013 is $3,222,335.  Of this amount, $1,255,117 is evidenced by promissory notes which are convertible into shares of our Class A Common Stock at the option of the holder.  $457,213 of our obligations under outstanding promissory notes will become due on or between April 1, 2012 and December 31, 2012.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred net losses of $368,026 and $268,235 for the three months ended March 31, 2012 and 2011, respectively and $11,164,681 from inception (September 27, 2006) through March 31, 2012. In addition, the Company’s current liabilities exceed its current assets by $3,341,806 as of March 31, 2012. These factors among others, including the Company’s current cash position, which was $106,645 as of March 31, 2012, indicate that the Company may be unable to continue as a going concern for a reasonable period of time absent the infusion of substantial additional capital.

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

Our Chief Executive Officer, and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer, and our Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.  There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting and therefore no corrective actions were taken.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about March 28, 2012, an individual commenced an action against the Company and two of its executive officers in the state of South Carolina (Case No. 2012-CP-10-2139 (Court Of Common Pleas Ninth Judicial Circuit, County of Charleston, State of South Carolina)).  In the complaint, the Plaintiff demands actual, consequential and punitive damages in an unspecified amount in connection with consulting services allegedly performed in connection with certain financings.  The Company intends to assert an aggressive defense in this proceeding.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s capitalization authorized is 100,000,000 Class A common shares and 16,110,500 Class B common shares each class with a par value of $0.001 per share. As of March 31, 2012 the Company had 29,823,928 Class A common shares and 16,110,500 Class B common shares issued and outstanding.   A full description of our common stock is provided in the prelude to this Form 10-Q.

During January 2012, we issued 139,925 Class A common shares valued at $0.11 per share in connection with the conversion of a Convertible Note referenced in Note 7(q).

During January 2012, we issued 142,421 Class A common shares valued at $0.10 per share in connection with the conversion of a Convertible Note referenced in Note 7(q).

During January 2012, we issued 204,000 Class A common shares valued at $0.20 per share, based upon fair market value for the period, for services rendered during the period.

During March 2012, we issued 25,000 Class A common shares valued at $0.14 per share, based upon fair market value for the period, for services rendered during the period.

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

ISLAND BREEZE INTERNATIONAL, INC.

Dated: May 17, 2012	By:	/s/ Bradley T. Prader
Bradley T. Prader
President and Chief Executive Officer

	By:	/s/ Steven G. Weismann
Steven G. Weismann
Chief Financial Officer