Form 10-Q
period 2012-09-30
ISLAND BREEZE INTERNATIONAL, INC.
filed 2012-11-16
CIK 1419886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of November 15, 2012, the registrant had outstanding 35,339,836 shares of Class A Common Stock and 16,110,500 shares of Class B Common Stock.

ISLAND BREEZE INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

The Company’s activities since the closing of the Share Exchange have been focused on developing entertainment (including gaming) cruises to nowhere, the development of which is the historic business of IBI.  As of September 30, 2012, the Company owned one vessel, which it expects to substantially renovate and equip with gaming, restaurant and entertainment related equipment. On May 7, 2010, the company sold the Casino Royale, which it had previously owned.  The company is currently evaluating port locations in East Asia and the United States for the establishment of its initial cruise operations.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$45,656	$222,812
Other receivables	1,600	1,600
Prepaid expenses	4,624	8,939

Total current assets	51,880	233,351

Property and equipment, net	4,819	4,760
Gaming, entertainment equipment, and furniture not in use	676,061	687,093
Vessel under renovation - m/v Island Breeze (ex Atlantis)	12,141,697	10,696,257

Total assets	$12,874,457	$11,621,461

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$165,504	$170,558
Accrued expenses	161,989	148,627
Line of credit	35,000	110,000
Accrued interest - related parties	19,386	18,150
Accrued interest	213,942	120,945
Derivative liability	-	21,486
Notes payable - related parties	65,000	105,000
Notes payable – others	2,474,493	601,417
Convertible notes payable - related parties	45,000	45,000
Convertible notes payable	1,170,800	1,146,631

Total current liabilities	4,351,114	2,487,814

Commitments and contingencies

Mezzanine equity
Class A common stock: $0.001 par value; authorized 100,000,000; 2,083,333 and 2,083,333 issued and outstanding at September 30, 2012 and December 31, 2011	208,333	208,333

Stockholders' equity
Preferred stock, $0.001 par value, 1,000,000 authorized, none issued and outstanding at September 30, 2012 and December 31, 2011, respectively	-	-
Class A common stock: $0.001 par value; authorized 100,000,000; 32,247,195 and 27,229,249 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	32,247	27,229
Class B common stock: $0.001 par value; 16,110,500 authorized, issued and outstanding at September 30, 2012 and December 31, 2011	16,111	16,111
Additional paid-in capital	20,255,076	19,678,629
Accumulated deficit during development stage	(11,988,424)	(10,796,655)

Total stockholders' equity	8,315,010	8,925,314

Total liabilities, mezzanine and stockholders’ equity	$12,874,457	$11,621,461

 See Notes to Consolidated Financial Statements

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		September 27, 2006 (inception) to September 30,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-

Cost of Revenues	-	-	-	-	-

Gross Profit	-	-	-	-	-

General and administrative expenses	163,262	126,917	552,423	485,785	6,104,314

Operating loss	(163,262)	(126,917)	(552,423)	(485,785)	(6,104,314)

Nonoperating expense:
Impairment of vessel and equipment	-	-	-	-	(4,180,001)
Gain (Loss) from revaluation of conversion option liability	-	18,892	3,075	11,898	(46,404)
Loss from sale of equipment	-	-	(4,200)	-	(722,310)
Gain from conversion of accounts payable	37,409	-	37,409	-	37,409
Interest income	1	-	9	4	1,300
Interest expense	(298,408)	(36,983)	(675,639)	(87,706)	(974,104)

Loss before income tax expense	(424,260)	(145,008)	(1,191,769)	(561,589)	(11,988,424)

Income tax expense	-	-	-	-	-

Net Loss	$(424,260)	$(145,008)	$(1,191,769)	$(561,589)	$(11,988,424)

Net loss per share, basic	$(0.01)	$(0.00)	$(0.03)	$(0.01)
Net loss per share, diluted	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Weighted average number of shares of common stock outstanding, basic	48,950,038	43,085,782	46,973,630	42,889,179
Weighted average number of shares of common stock outstanding, diluted	48,950,038	43,085,782	46,973,630	42,889,179

See Notes to Consolidated Financial Statements

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders' Equity

						Accumulated
						Deficit
	Common Stock				Additional	During
	Shares		Amount		Paid-In	Development
	Class A	Class B	Class A	Class B	Capital	Stage	Total
September 27, 2006 (Inception)	13,889,500	16,110,500	$13,889	$16,111	$(30,000)	$-	$-
Additional cash contributions to equity	-	-	-	-	5,003,926	-	5,003,926
Net loss	-	-	-	-	-	(172,009)	(172,009)
Balance, December 31, 2006	13,889,500	16,110,500	13,889	16,111	4,973,926	(172,009)	4,831,917
Additional cash contributions to equity	-	-	-	-	4,970,795	-	4,970,795
Net loss	-	-	-	-	-	(616,907)	(616,907)
Balance, December 31, 2007	13,889,500	16,110,500	13,889	16,111	9,944,721	(788,916)	9,185,805
Additional cash contributions to equity	-	-	-	-	1,032,676	-	1,032,676
Net loss	-	-	-	-	-	(618,411)	(618,411)
Balance, December 31, 2008	13,889,500	16,110,500	13,889	16,111	10,977,397	(1,407,327)	9,600,070

Stock issued in recapitalization pursuant to reverse merger	3,500,000	-	3,500	-	(3,500)	-	-
Convertible note issued for cancelled officer shares	(2,000,000)	-	(2,000)	-	(168,000)	-	(170,000)
Shares issued for convertible notes payable at $1.00 per share in June, 2009	5,566,795	-	5,567	-	5,561,228	-	5,566,795
Shares issued for convertible notes payable at $0.50 per share in June, 2009	300,049	-	300	-	149,725	-	150,025
Shares issued for services at $0.70 per shares in June, 2009	500,000	-	500	-	349,500	-	350,000
Shares issued for services at $0.20 per share in June, 2009	25,000	-	25	-	4,975	-	5,000
Shares sold for cash at $0.50 per share in June, 2009	20,000	-	20	-	9,980	-	10,000
Shares issued for services at $0.50 per share in July, 2009	270,000	-	270	-	134,730	-	135,000
Shares sold for cash at $0.50 per share in July, 2009	420,000	-	420	-	209,580	-	210,000
Shares sold for cash at $0.50 per share in August, 2009	280,000	-	280	-	139,720	-	140,000
Shares sold for cash at $0.50 per share in September, 2009	175,000	-	175	-	87,325	-	87,500
Shares issued for convertible notes payable at $0.28 per share in September, 2009	600,000	-	600	-	169,400	-	170,000
Shares issued for services at $0.50 per share in September, 2009	25,000	-	25	-	12,475	-	12,500
Shares sold for cash at $0.25 per share in October, 2009	80,000	-	80	-	19,920	-	20,000
Shares sold for cash at $0.50 per share in October, 2009	20,000	-	20	-	9,980	-	10,000
Shares issued for services at $0.50 per share in November, 2009	642,500	-	643.00	-	320,607	-	321,250
Shares issued for services at $0.50 per share in December, 2009	10,000	-	10	-	4,990	-	5,000
Additional cash contributions to capital	-	-	-	-	590,262	-	590,262
Net loss for the year ended December 31, 2009	-	-	-	-	-	(1,623,928)	(1,623,928)
Balance, December 31, 2009	24,323,844	16,110,500	24,324	16,111	18,580,294	(3,031,255)	15,589,474

Shares issued for services at $0.50 per share in January, 2010	210,000	-	210	-	104,790	-	105,000
Shares issued for services at $0.50 per share in February, 2010	235,000	-	235	-	117,265	-	117,500
Shares sold for cash at $0.50 per share in February, 2010	202,000	-	202	-	100,798	-	101,000
Shares issued for services at $0.50 per share in March, 2010	175,000	-	175	-	87,325	-	87,500
Shares sold for cash at $0.50 per share in March, 2010	129,000	-	129	-	64,371	-	64,500
Shares issued for services at $0.50 per share in April, 2010	32,000	-	32	-	15,968	-	16,000
Shares sold for cash at $0.50 per share in April, 2010	172,000	-	172	-	85,828	-	86,000
Shares issued for services at $0.50 per share in June, 2010	150,000	-	150	-	74,850	-	75,000
Shares issued for services at $0.51 per share in July, 2010	50,000	-	50	-	25,450	-	25,500
Shares issued at $0.49 per share as origination fee for note payable in September, 2010	8,000	-	8	-	3,912	-	3,920
Shares issued at $0.2412 per share for conversion of note payable in October, 2010	41,459	-	41	-	9,959	-	10,000
Shares issued at $0.1876 per share for conversion of note payable in October, 2010	53,305	-	53	-	9,947	-	10,000
Shares issued at $0.1675 per share for conversion of note payable in November, 2010	59,701	-	60	-	9,940	-	10,000
Shares issued at $0.1414 per share for conversion of note payable in November, 2010	70,721	-	71	-	9,929	-	10,000
Shares issued at $0.1675 per share for conversion of note payable in December, 2010	89,552	-	90	-	14,910	-	15,000
Conversion option liability charged to APIC at time of conversion	-	-	-	-	32,028	-	32,028
Shares issued at $0.64 per share as loan origination fees in October, 2010	5,000	-	5	-	3,200	-	3,205
Shares issued at $0.28 per share as loan origination fees in November, 2010	3,000	-	3	-	837	-	840
Shares issued at $0.30 per share as loan origination fees in November, 2010	15,000	-	15	-	4,485	-	4,500
Shares issued at $0.33 per share as loan origination fees in November, 2010	15,000	-	15	-	4,935	-	4,950
Shares issued at $0.24 per share as loan origination fees in December, 2010	2,500	-	2	-	598	-	600
Shares sold for cash at $0.50 per share in November, 2010	200,000	-	200	-	99,800	-	100,000
Net loss for the year ended December 31, 2010	-	-	-	-	-	(6,629,661)	(6,629,661)
Balance, December 31, 2010	26,242,082	16,110,500	26,242	16,111	19,461,419	(9,660,916)	9,842,856

Shares issued at $0.1407 per share for conversion of note payable in January 2011	71,073	-	71	-	9,929	-	10,000
Shares issued at $0.1273 per share for conversion of note payable in January 2011	94,266	-	94	-	11,906	-	12,000
Shares issued at $0.1117 per share for conversion of note payable in January 2011	102,060	-	102	-	12,131	-	12,233
Shares issued at$0.18 per share for conversion of note payable in February 2011	28,246	-	28	-	5,022	-	5,050
Shares issued at $0.15 per share for conversion of note payable in March 2011	75,400	-	75	-	11,235	-	11,310
Derivative liability charged to APIC at time of conversion	-	-	-	-	18,202	-	18,202
Shares issued at $0.25 per share as loan origination fees in March 2011	38,000	-	38	-	9,462	-	9,500
Shares issued at $0.18 per share as loan origination fees in March 2011	22,500	-	23	-	4,027	-	4,050
Shares issued for services at $0.25 per share in March 2011	163,500	-	164	-	40,711	-	40,875
Shares issued under SIP at $0.25 per share in March 2011	60,000	-	60	-	14,940	-	15,000
Shares issued for services at $0.25 per share in March 2011	20,000	-	20	-	4,980	-	5,000
Common stock issued at $0.15 per share for June 2011 loan origination fees	3,500	-	4	-	521	-	525
Common stock issued at $0.19 per share for September 2011 loan origination fees	54,655	-	54	-	10,330	-	10,384
Shares issued at $0.13 per share pursuant to note conversion in December 2011	59,701	-	60	-	7,940	-	8,000
Shares issued at $0.10 per share pursuant to note conversion in December 2011	143,266	-	143	-	14,857	-	15,000
Shares issued at $0.18 per share as loan origination fee in December 2011	51,000	-	51	-	9,129	-	9,180
Reclassify Conversion Option to Liability for portion converted	-	-	-	-	31,888	-	31,888
Net loss for the year ended December 31, 2011	-	-	-	-	-	(1,135,739)	(1,135,739)
Balance December 31, 2011	27,229,249	16,110,500	27,229	16,111	19,678,629	(10,796,655)	8,925,314

Shares issued pursuant to note conversion at conversion price of $0.11 per share in January 2012	139,925	-	140	-	14,860	-	15,000
Shares issued pursuant to note conversion at conversion price of $0.10 per share in January 2012	142,421	-	142	-	14,016	-	14,158
Shares issued for services at $0.20 per share in March 2012	204,000	-	204	-	40,596	-	40,800
Shares issued under SIP at $0.14 in March 2012	25,000	-	25	-	3,475	-	3,500
Reclassify Conversion Option to Liability for portion converted	-	-	-	-	18,411	-	18,411
Net loss for three months ended March 31, 2012	-	-	-	-	-	(368,026)	(368,026)
Shares sold for cash at $0.15 per share April 2012	20,000	-	20	-	2,980	-	3,000
Shares sold for cash at $0.15 per share in June 2012	833,334	-	833	-	124,167	-	125,000

Shares issued at $0.195 per share as loan origination fee in June 2012	6,000	-	6	-	1,164	-	1,170
Shares issued at $0.19 per share as loan origination fee in June 2012	2,000	-	2	-	378	-	380
Shares issued at $0.18 per share as loan origination fee in June 2012	5,000	-	5	-	895	-	900

Shares issued at $0.20 per share in lieu of cash for accounts payable in June 2012	374,095	-	375	-	74,445	-	74,820

Net loss for the three months ending June 30, 2012	-	-	-	-	-	(399,483)	(399,483)

Shares sold for cash at $0.10 per share in July 2012	50,000	-	50	-	4,950	-	5,000
Shares sold for cash at $0.15 per share in July 2012	106,667	-	107	-	15,893	-	16,000
Shares sold for cash at $0.10 per share in August 2012	1,000,000	-	1,000	-	99,000	-	100,000
Shares sold for cash at $0.15 per share in August 2012	133,334	-	133	-	19,867	-	20,000
Shares sold for cash at $0.10 per share in September 2012	250,000	-	250	-	24,750	-	25,000

Shares issued at $0.10 per share as loan origination fee in August 2012	1,000	-	1	-	99	-	100

Shares issued at $0.07 per share pursuant to note conversion in July 2012	650,000	-	650	-	45,018	-	45,668
Shares issued at $0.10 per share pursuant to note conversion in August 2012	749,570	-	750	-	74,207	-	74,957
Shares issued at $0.10 per share pursuant to note conversion in September 2012	290,600	-	291	-	28,769	-	29,060

Shares issued under Stock Incentive Plan at $0.17 per share in July 2012	35,000	-	35	-	5,915	-	5,950

Conversion of account payables to Class A common shares	-	-	-	-	(37,409)		(37,409)

Net loss for the three months ending September 30, 2012	-	-	-	-	-	(424,260)	(424,260)
Balance September 30, 2012 (Unaudited)	32,247,195	16,110,500	32,247	16,111	20,255,076	(11,988,424)	8,315,010

See Notes to Consolidated Financial Statements

ISLAND BREEZE INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months Ended		September 27, 2006 (inception) to
	September 30,		September 30,
	2012	2011	2012
Cash Flows From Operating Activities
Net loss	$(1,191,769)	$(561,589)	$(11,988,424)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	824	2,353	16,153
Amortization of discount on notes payable	356,404	2,079	408,559
Impairment of tangible asset	-	-	4,180,001
Loss on sale of equipment	4,200	-	722,310
Revaluation of derivative liability	(3,075)	(11,899)	46,404
Gain from conversion of accounts payable	(37,409)	-	(37,409)
Stock issued for services	125,070	60,875	1,441,195
Stock issued for loan origination fee	2,550	24,459	54,204
Stock issued for interest	-	-	25
Changes in operating assets and liabilities
Prepaid expenses	4,315	(15,669)	(4,624)
Other receivable	-	191,090	189,490
Accounts payable	(5,054)	21,958	165,505
Accrued interest - related parties	6,904	3,835	18,965
Accrued interest	312,332	66,757	465,814
Accrued expenses	13,362	(21,502)	189,775

Net cash used in operating activities	(411,346)	(237,253)	(4,132,057)

Cash Flows From Investing Activities
Purchase of property and equipment	(883)	-	(20,980)
Proceeds from sale of assets	6,832	250	1,179,082
Purchase of assets - Island Breeze and m/v Casino Royale	(1,445,440)	(276,725)	(18,892,430)

Net cash used in investing activities	(1,439,491)	(276,475)	(17,734,328)

Cash Flows From Financing Activities
Proceeds from line of credit	-	145,000	145,000
Proceeds from issuance of convertible notes	119,000	385,000	6,985,362
Proceeds from issuance of notes payable – other	1,538,158	-	2,727,392
Payments on notes payable – other	(192,477)	(53,000)	(389,956)
Payments on convertible notes	(5,000)	(6,000)	(11,000)
Proceeds from issuance of common stock for cash	294,000	-	1,103,000
Proceeds from notes payable – related parties	-	45,000	45,000
Payments of notes payable - related parties	-	(20,000)	(175,416)
Principal payments on line of credit	(80,000)	-	(115,000)
Capital contribution	-	-	11,597,659

Net cash provided by financing activities	1,673,681	496,000	21,912,041

Net increase (decrease) in cash	(177,156)	(17,728)	45,656

Cash and cash equivalents, beginning of the year	$222,812	$49,635	$-

Cash and cash equivalents, end of the period	$45,656	$31,907	$45,656

Cash paid during the period for:

Interest	$202,477	$15,035	$234,380

Taxes	$-	$-	$-

Supplemental Information and Non-monetary Transactions:

Issuance of stock for convertible debt and accrued interest	$178,843	$50,223	$6,245,736
Issuance of stock for services	$125,070	$60,875	$1,751,195
Issuance of stock for loan origination fee	$2,550	$24,459	$54,204
Capitalized accrued interest	$-	$-	$597,699
Issuance of convertible debt for stock	$-	$-	$170,000
Issuance of Mezzanine equity with Put option	$-	$-	$208,333

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

The total number of shares of our Class A Common Stock that may be subject to awards under the 2009 Plan is equal to 5,000,000 shares.  Therefore, 5,000,000 shares of Class A Common Stock are available for awards under the 2009 Plan.  During the fiscal year ended December 31, 2010 the Company awarded 235,000 shares of Class A Common Stock under the Plan.  During the fiscal year ended December 31, 2011, the Company awarded 60,000 shares of Class A Common Stock under the Plan.  During the nine months ended September 30, 2012, the Company awarded 60,000 shares of Class A Common Stock under the Plan.  As of September 30, 2012, 4,645,000 shares are available for issuance under the Plan.

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

IBI was incorporated under the laws of the Cayman Islands as an exempt company on September 27, 2006.  We have had no revenue and have no operations.  Our initial efforts since our inception have been focused on developing and operating entertainment day cruises and now includes offering professional maritime services to third-parties.  We own one vessel, which we expect to substantially renovate and equip with gaming, restaurant and entertainment related equipment.     We continue to evaluate available ports in the United States, including those located in the states of Florida, South Carolina, and Texas.  We have also focused on international locations and we are evaluating port locations primarily in East Asia for the establishment of cruise operations, with a particular focus on home port locations in the Hong Kong Special Administrative Region of China.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-X of the Securities and Exchange Commission.  Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-K for the year ended December 31, 2011. In the opinion of management, the interim consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the nine months ended September 30, 2012 are not necessarily indicative of the results of operations to be expected for the full year.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, cash equivalents include highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.  We had no cash equivalents at September 30, 2012.

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

From inception to September 30, 2012 the Company recognized an aggregate of $4,180,001 in impairment expense associated with the sale of a vessel on May 7, 2010.

Advertising Expense

The Company expenses advertising costs as incurred. The Company incurred no advertising expense for the three and nine months ended September 30, 2012 and 2011 respectively.

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

Comprehensive Income

Comprehensive income includes net income and also considers the effect of other changes to stockholders’ equity that are not required to be recorded in determining net income, but are rather reported as a separate component of stockholders’ equity. During the three and nine months ended September 30, 2012 and 2011 there were no sources of other comprehensive income.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2012 and December 31, 2011.

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

The following table presents liabilities that are recognized at fair value at September 30, 2012:

Description	Level 1	Level 2	Level 3	Total
Derivative liability	—	—	—	—

The following table presents liabilities that are recognized at fair value at December 31, 2011:

Description	Level 1	Level 2	Level 3	Total
Derivative liability	—	—	21,486	21,486

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. During the three and nine months ended September 30, 2012 and 2011, common stock equivalents were not included in the calculation of the diluted weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

At September 30, 2012, the following convertible securities were not included in the fully-diluted loss per share because the result would have been anti-dilutive:  debt convertible and accrued interest into 1,190,160 shares at $0.50 per share, debt convertible and accrued interest into 256,697 shares at $0.25 per share, debt convertible and accrued interest into 541,450 shares at $0.20 per share, debt convertible and accrued interest into 550,524 shares at $0.15 per share and debt convertible and accrued interest into 112,538 shares at $0.10 per share.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements the Company is in a development stage and incurred losses from operations of $424,260 and $145,008 for the three months ended September 30, 2012 and 2011, respectively, $1,191,769 and $561,589 for the nine months ended September 30, 2012 and 2011, respectively, and $11,988,424 from inception (September 27, 2006) through September 30, 2012. In addition, the Company’s current liabilities exceed its current assets by $4,299,234, as of September 30, 2012. These factors, including the Company’s current cash position, which was $45,656 as of September 30, 2012, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time absent the infusion of substantial additional capital.

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

Recent Accounting Pronouncements

Recently Issued Standards

In the nine months ended September 30, 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updates ASU 2012-01 thru ASU 2012-04, which are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Furniture and fixtures	$3,844	$3,844
Office equipment	13,555	12,672
Computer software	3,573	3,573
	20,972	20,089

Less accumulated depreciation	16,153	15,329

Property and equipment, net	$4,819	$4,760

Depreciation expense was $290 and $675 for the three months ended September 30, 2012 and 2011, respectively, $824 and $2,353 for the nine months ended September 30, 2012 and 2011, respectively, and $16,153 since inception.

NOTE 4 – GAMING, ENTERTAINMENT EQUIPMENT, AND FURNITURE NOT IN USE

Gaming, entertainment, and furniture consist of assets previously located on board the Company’s vessel the Casino Royale, which was sold on May 7, 2010.  The book value of these items, based upon the purchase invoices of the original owner, was initially determined to be $2,000,000.  During the year ended December 31, 2010, the Company sold certain of these assets with an aggregate book value of $1,312,657 for $476,000. The Company also recorded a revaluation loss of $118,457, and a loss on the sale of assets of $718,200.  During the year ended December 31, 2011, the Company sold certain assets for $250.  During the nine months ended September 30, 2012, the Company sold certain assets for $6,832 and recorded a loss on the sale in the amount of $4,200.  At September 30, 2012, assets with an estimated market value of $676,061, based upon management’s impairment test, remain on the Company’s balance sheet.

NOTE 5 – VESSEL UNDER RENOVATION – M/V ISLAND BREEZE (EX ATLANTIS)

On September 12, 2007, the Company completed the purchase of the passenger ship m/v Atlantis, and subsequently renamed it the m/v Island Breeze.  The total costs related to the purchase of the vessel were $8,039,645.  As of September 30, 2012, the Company has paid an additional $4,102,052 in renovation costs for a total cost of $12,141,697.

The m/v Island Breeze is currently moored in Elefsina Bay, near Piraeus, Greece.  We estimate that the full scale renovation of the Island Breeze will cost approximately an additional $7,000,000 and will take approximately four months from the commencement of full scale renovations, which will occur after the required financing is secured.  Additionally, we anticipate that we will incur an additional $3,200,000 of costs related to the purchase and installation of gaming equipment, IT equipment, and other furniture, fixtures & equipment.  However, we believe that such costs can be reduced if we were to utilize, in part or in whole, the gaming equipment, IT equipment, and other furniture and fixtures which had been onboard the Casino Royale, which the book value of our remaining equipment on September 30, 2012 was 676,061.  Further, we will continue to incur additional carrying costs related to the Island Breeze while we seek to secure the financing necessary to renovate and refit the vessel.  We may modify the scope of the renovations if we are unable to secure the financing we require to complete the contemplated renovations.

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

ASC 815-40 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  As disclosed in Note 7(q), on June 13, 2011, the Company entered into a convertible note which contains a variable conversion price.   In accordance with ASC 815-40, this conversion option is classified as a derivative liability and was valued at $44,782.  This amount was credited to conversion option liability when the note was issued. During the year ended December 31, 2011, portions of the convertible note were converted; these portions were revalued at the time of exercise at an aggregate amount of $31,888, and this amount was reclassified from liability to additional paid-in capital.  The remaining conversion note was revalued at December 31, 2011, and the amount of $20,490 was charged to operations as loss on revaluation. The estimated values of the conversion options were determined using the Black-Scholes pricing model and the following assumptions:  Stock price at revalue date of $0.1750; Exercise price at revalue date of $0.1068; Expected volatility of 142% - 188%;   Expected life (years) of .76 to .18; risk free interest rate of 0.11% to 0.10%; and dividend rate of 0. During the three months ended March 31, 2012, the remaining principal and accrued interest of the convertible note were converted into 282,346 shares of Class A common stock, and the entire discount of $21,486 was amortized.  At September 30, 2012, the amount of unamortized discount was $0.

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

NOTE 7 – NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Notes payable - related parties, (a)(d)	$65,000	$105,000
Notes payable – others, (c)(ap)	2,474,493	601,417
Convertible notes payable – related parties, (v)	45,000	45,000
Convertible notes payable, net, (e) through (av) except (v)	1,170,800	1,146,631
Line of Credit, (xx)	35,000	110,000
	$3,790,293	$2,008,048

(a)
On December 1, 2008 and December 5, 2008 the Company borrowed an aggregated sum of $90,000 from officers and directors of the Company.  The Company issued Promissory Notes with a term of one year at an interest rate of five percent that accrues to term.  The Notes were subsequently reissued under the original terms of the Notes for a period of one year from the respective original term dates.  During the year ended December 31, 2010, the Company made principal payments in the amount of $5,000 on this note.  On December 16, 2011, the Note holders signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  During the year ended December 31, 2011, the Company made principal payments of $20,000 and accrued interest payments of $2,135 on these Notes.  On September 30, 2012, the aggregate principal balance of the Notes was $65,000 and accrued interest was $12,961.

(b)	Deleted.

(c)
On June 18, 2009, the Company borrowed $250,000 and issued a Promissory Note evidencing this loan.  This loan, plus interest at the rate of 12% per annum and is payable 90 days from the date of issue.  We also issued 25,000 shares of Class A common stock in connection with this loan.  On September 17, 2009 the Company issued the Promissory Note under the original terms, for $227,479, which included the original principle amount less a $30,000 principal pay down plus accrued interest.  The Promissory Note is payable 90 days from date of issue.  We also issued 25,000 shares of Class A common stock in connection with the extension of this loan.  On December 17, 2009 the Company reissued the Promissory Note under the original terms, for $200,788, which included the original principle amount less a $30,000 principal pay down plus accrued interest.  The Promissory Note is payable 104 days from date of issue.  We also issued 5,000 shares of Class A common stock in connection with the extension of this loan.   During the period from January 1, 2010 to March 31, 2010, the Company made aggregate payments of principal in the amount of $40,000.  On April 1, 2010, the Company reissued the Promissory Note under the original terms, for $167,335, which included accrued interest.  The Promissory Note was payable six months from date of issue. During the period from March 31, 2010 to June 30, 2010, the Company made aggregate payments of principal in the amount of $36,000.  On October 1, 2010, the Company reissued the Promissory Note under the original terms, for $91,335.  The Promissory Note is payable six months from the date of issue.  During the period from July 1, 2010 to September 30, 2010, the Company made aggregate payments of principal in the amount of $30,000. During the period from September 30, 2010 to December 31, 2010, the Company made aggregate principal payments in the amount of $40,000 and interest payments in the amount of $7,852. Subsequent to the due date, the lender verbally agreed to extend the Note on a month-to-month basis until paid in full.   During the period from January 1, 2011 to December 31, 2011, the Company made aggregate principal payments in the amount of $61,335 and accrued interest payments of $2,665.  On January 4, 2012, the Company made a final accrued interest payment of $2,633, which satisfied the Company’s obligations under this Note.

(d)
On October 9, 2009, the Company borrowed $49,000 and issued a Promissory Note to Olympian Cruises, LLC, our majority shareholder. Olympian owns 13,889,500 shares of Class A Common Stock and 16,110,500 shares of Class B Common Stock, which were issued to Olympian during the Share Exchange with Island Breeze International, Inc. on June 12, 2009.    The managing members of Olympian include three officers of Island Breeze International, Inc.  The Promissory Note provides for interest at the rate of 5% per annum and is payable along with principal, one year from the date of issue.   On January 13, 2010, the Company made a principal payment in the amount of $500.  On June 3, 2010, the Company made a principal payment in the amount of $500.  On August 30, 2010, the Company made a principal payment in the amount of $8,000. On October 9, 2010, the Company reissued the Promissory Note under the original terms for $40,000.  On December 16, 2011, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  On July 16, 2012, the holder of the Note converted the principal balance of $40,000 and accrued interest of $5,668 into 650,000 shares of Class A common shares at $0.07 per share, which satisfied the Company’s obligations under this Note.

(e)
On November 6, 2009, the Company borrowed $300,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 120,000 shares of Class A common stock in connection with this loan. On November 17, 2010, a new Convertible Promissory Note was issued in the amount of $330,904 which included accrued interest of $30,904.  As additional consideration for the lender agreeing to this transaction, the Company issued 15,000 restricted shares of its Class A common stock to the note holder. This note was due in one payment on February 29, 2011.   On March 1, 2011, the note holder extended the loan under the current terms until June 1, 2011.  As Additional consideration for the extension, the Company issued 10,000 restricted shares of its Class A common stock to the note holder.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.    On September 30, 2012, the note balance was $330,904 and accrued interest on the note was $61,921.

(f)
On November 17, 2009, the Company borrowed $72,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 22,500 shares of Class A common stock in connection with this loan.  On November 23, 2010, the Company issued a new Convertible Promissory Note in the principal amount of $72,000 to replace the expiring note. The new note bears interest at the rate of 12% per annum, and is payable in one installment on February 23, 2011.  During the three months ended December 31, 2010, the Company paid accrued interest in the amount of $7,318.  The Company also issued 15,000 shares of Class A common stock in connection with the new note. On March 4, 2011, the Company issued a new Convertible Promissory Note in the principal amount of $72,000 to replace the expiring Note.  The new Note bears interest at the rate of 15% per annum, a conversion price of $0.15 per share based upon the fair market value during the period, and is payable in one installment on May 31, 2011.  On March 8, 2011, the Company paid accrued interest in the amount of $2,369.  The Company also issued 30,000 shares of Class A common stock in connection with the new Note. On August 14, 2011, the Company executed an extension on the Note thru September 30, 2011.  The Company paid accrued interest thru the period ended June 30, 2011, in the amount of $3,515 and also issued 35,000 shares of Class A common stock in connection with the extension.  On December 1, 2011, the Company executed an extension on the Note thru June 30, 2012.  The Company paid accrued interest in the amount of $2,973 and also issued 35,000 shares of Class A common stock in connection with the extension.  Subsequent to the maturity date, the Company is in discussions with the Lender to extend the Note.  On September 30, 2012, the note balance was $72,000 and accrued interest was $10,579.

(g)	Deleted.

(h)
On December 31, 2009, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 2,000 shares of Class A common stock in connection with this loan. On February 11, 2011, the Company reissued the Note with a maturity date of September 30, 2011 and a conversion price of $0.25 per share, based upon the fair market value during the period. As additional consideration of the lender agreeing to this transaction, the Company issued 1,000 restricted shares of its Class A common stock to the Note holder.  On December 16, 2011, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.   The Company issued 1,000 shares of Class A common stock in connection with this extension.  On September 30, 2012, the Note balance due on this note was $10,000 and accrued interest was $2,750.

(i)
On December 31, 2009, the Company borrowed $15,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum and is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 3,000 shares of Class A common stock in connection with this loan.  On December 16, 2011, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.    The Company issued 1,000 shares of Class A common stock in connection with this extension. On September 30, 2012, the Note balance was $15,000 and accrued interest was $4,126.

(j)	Deleted.

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

(l)
On February 13, 2010, the Company borrowed $30,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.   The Company also issued 6,000 shares of Class A common stock in connection with this loan.  On December 16, 2011, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.    During June 2012, the Company issued 1,000 shares of Class A common stock in connection with this extension.  On September 7, 2012, the Company paid $5,000 of accrued interest on the Note.  On September 30, 2012, the note balance was $30,000 and accrued interest on the note was $2,900.

(m)
On February 16, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 1,000 shares of Class A common stock in connection with this loan. On December 1, 2011, the Note holder signed an extension agreement that extends the maturity date until March 31, 2012.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  The Company issued 1,000 shares of Class A common stock in connection with this extension.  On September 30, 2012, the note balance was $10,000 and accrued interest on the note was $2,618.

(n)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.   The Company also issued 1,000 shares of Class A common stock in connection with this loan. On December 1, 2011, the Note holder signed an extension agreement that extends the maturity date until February 28, 2012.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.   The Company issued 2,000 shares of Class A common stock in connection with this extension.   On September 30, 2012, the note balance was $10,000 and accrued interest on the note was $2,615.

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

(p)
On February 19, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.   The Company also issued 1,000 shares of Class A common stock in connection with this loan. On December 16, 2011, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  The Company agreed to issue 1,000 shares of Class A common stock in connection with this extension.   On September 30, 2012, the note balance was $10,000 and accrued interest on the note was $2,622.

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

(r)
On June 15, 2010, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  On December 16, 2011, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  The Company issued 1,000 shares of Class A common stock in connection with this extension.  On September 30, 2012, the note balance was $10,000 and accrued interest on the note was $2,295.

(s)
On September 29, 2010, the Company borrowed $80,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 8,000 shares of Class A common stock in connection with this loan.  On December 31, 2011, the note balance was $80,000 and accrued interest on the note was $11,069.  On January 13, 2012, the Lender agreed to extend  the note, at an interest rate of 15% annum, until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; (ii) the note holder rolls this note into a new Convertible Note with a principal amount of $91,069, which includes principal of $80,000 and accrued interest thru December 31, 2011 of $11,069, and a conversion rate of $0.20 per share; or (iii) the note holder delivers to the Company a written notice to convert or request for payment.    The Company issued 10,000 shares of Class A common stock in connection with this extension.   On September 30, 2012, the note balance was $80,000 and accrued interest on the note was $20,078.

(t)
On November 10, 2010, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 12% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.50 per share, based upon the fair market value during the period.  The Company also issued 3,000 shares of Class A common stock in connection with this loan.  On August 8, 2011, the Lender agreed to extend the maturity date of the Note until August 8, 2012 with a new interest rate of 15% per annum and a conversion price of $0.20 per share, based upon the fair market value during the period.  The Lender added an additional $75,000 of principal to the Note and agreed to roll accrued interest of $2,150 into the Note as principal.  The Company also issued 10,215 shares of Class A common stock in connection with the extension of this Note.  On June 20, 2012, the lender extended the maturity date of the Note thru June 20, 2013.  The Company also issued 2,000 shares of Class A common stock in connection with the extension of this Note.  On September 30, 2012, the note balance was $102,150 and accrued interest on the note was $17,276.

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

(v)
On February 9, 2011, the Company borrowed $20,000 from an Officer of the Company and issued a Convertible Promissory Note evidencing this loan. This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the lender may elect to convert the principal amount of this Note into Class A Common shares at a conversion price of $0.25 per share, based upon the fair market value during the period. On June 30, 2011, the Company borrowed $25,000 from an Officer of the Company and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable sixty days from the date of issue.  On or before the maturity date, upon written notice to the Company, the lender may elect to convert the principal amount of this Note into Class A Common shares at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also committed to issue 2,500 shares of Class A common stock in connection with this loan.  On December 16, 2011, the Note holders signed an extension agreement that extends the maturity dates until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment. On September 30, 2012, the aggregated Notes balance was $45,000 and accrued interest on the Notes was $6,424.

(w)
On February 15, 2011, the Company borrowed $50,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 2,500 shares of Class A common stock in connection with this loan. Subsequent to the maturity date, the Company and lender were in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  During August 2012, the holder of our $50,000 convertible promissory note agreed to amend the conversion price to $0.10 per share and converted $50,000 of the principal due on the note and accrued interest of $7,659 into 576,590 shares of Class A common stock.  The Company has satisfied its obligations under this Note.

(x)
On February 15, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 250 shares of Class A common stock in connection with this loan.  Subsequent to the maturity date, the Company and lender were in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.    During August 2012, the holder of our $5,000 convertible promissory note agreed to amend the conversion price to $0.10 per share and converted $5,000 of the principal due on the note and accrued interest of $766 into 57,660 shares of Class A common stock.  The Company has satisfied its obligations under this Note.

(y)
On February 15, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 250 shares of Class A common stock in connection with this loan.  Subsequent to the maturity date, the Company and lender were in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  During August 2012, the holder of our $5,000 convertible promissory note agreed to amend the conversion price to $0.10 per share and converted $5,000 of the principal due on the note and accrued interest of $766 into 57,660 shares of Class A common stock.  The Company has satisfied its obligations under this Note.

(z)
On February 15, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 250 shares of Class A common stock in connection with this loan.  Subsequent to the maturity date, the Company and lender were in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  During August 2012, the holder of our $5,000 convertible promissory note agreed to amend the conversion price to $0.10 per share and converted $5,000 of the principal due on the note and accrued interest of $766 into 57,660 shares of Class A common stock.  The Company has satisfied its obligations under this Note.

(aa)
On February 15, 2011, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 1,250 shares of Class A common stock in connection with this loan.  Subsequent to the maturity date, the Company and lender were in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.   During September 2012, the holder of our $25,000 convertible promissory note agreed to amend the conversion price to $0.10 per share and converted $25,000 of the principal due on the note and accrued interest of $4,060 into 290,600 shares of Class A common stock.  The Company has satisfied its obligations under this Note.

(ab)
On February 25, 2011, the Company borrowed $25,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 2,500 shares of Class A common stock in connection with this loan. On February 15, 2012, the Note holder signed an extension agreement that extends the maturity date until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  The Company issued 1,000 shares of Class A common stock in connection with this extension.  On September 30, 2012, the Note balance was $25,000 and accrued interest on the Note was $3,992.

(ac)
On March 25, 2011, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  On September 30, 2012, the Note balance was $20,000 and accrued interest on the Note was $3,042.

(ad)
On March 28, 2011, the Company borrowed $50,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 2,500 shares of Class A common stock in connection with this loan.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  On September 30, 2012, the Note balance was $50,000 and accrued interest on the Note was $7,562.

(ae)
On March 29, 2011, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 1,000 shares of Class A common stock in connection with this loan. Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  On September 30, 2012, the Note balance was $20,000 and accrued interest on the Note was $3,020.

(af)
On June 30, 2011, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 1,000 shares of Class A common stock in connection with this loan.  On August 3, 2012, the Note holder signed an extension agreement that amends the conversion price to $0.10 per share and extends the maturity date until November 2, 2012.  The Company issued 1,000 shares of Class A common stock in connection with this extension.  On September 30, 2012, the Note balance was $10,000 and accrued interest on the Note was $1,254.

(ag)
On July 28, 2011, the Lender cancelled the Notes referenced in Note 7(k) and Note 7(u) of this report and rolled the aggregated principal in the amount of $45,000, aggregated accrued interest in the amount of $4,400, and new cash in the amount of $25,000 into a new Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 15% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 7,440 shares of Class A common stock in connection with this loan.  The Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  On September 30, 2012, the Note balance was $74,400 and accrued interest on the Note was $13,177.

(ah)
On August 18, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 500 shares of Class A common stock in connection with this loan. Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.   On September 30, 2012, the Note balance was $5,000 and accrued interest on the Note was $562.

(ai)
On September 20, 2011, the Company borrowed $15,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 1,500 shares of Class A common stock in connection with this loan.  Subsequent to the maturity date, the Company and lender are in discussions to extend the note under the current terms until the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  On September 30, 2012, the Note balance was $15,000 and accrued interest on the Note was $1,545.

(aj)
On November 29, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On September30, 2012, the Note balance was $5,000 and accrued interest on the Note was $420.

(ak)
On November 29, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On September 30, 2012, the Note balance was $5,000 and accrued interest on the Note was $420.

(al)
On November 29, 2011, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, which based upon the fair market value during the period.  On September 30, 2012, the Note balance was $10,000 and accrued interest on the Note was $838.

(am)
On November 29, 2011, the Company borrowed $10,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On September 30, 2012, the Note balance was $10,000 and accrued interest on the Note was $838.

(an)
On November 29, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On September 30, 2012, the Note balance was $5,000 and accrued interest on the Note was $420.

(ao)
On November 29, 2011, the Company borrowed $5,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On September 30, 2012, the Note balance was $5,000 and accrued interest on the Note was $420.

(ap)
On November 9, 2011, we and our wholly owned Cayman Island subsidiary, Island Breeze International (“International”), entered into a securities purchase agreement (the “SPA”) with an investor (the “Investor”) as evidenced in our Form 8K filed on November 14, 2011.  Pursuant to the SPA, we and International issued to Investor a promissory note (the “Note”) in the principal amount of $2,750,000 which, if fully funded, will represent $2,500,000 in cash and a non refundable 9% original issue discount (“OID”) of $250,000.  Pursuant to this financing, we can request advances be made to us by the Investor from time to time.  The initial advance at closing was $724,580.38 (inclusive of the OID).  Subsequent advances will be used primarily to pay for refurbishment of Island Breeze.  The Note is due and payable on November 9, 2012 and is secured by a mortgage on Island Breeze, a vessel owned by International.  In connection with this loan, we issued to Investor 2,083,333 shares of our common stock (the “Shares”).  We have the right to purchase, for $0.001 per share, a percentage of these Shares determined by the percentage of the Note which is not funded by advances (the “Repurchase Right”).  Under the terms of the SPA, Investor has the right, commencing on the 22nd month anniversary of the closing (subject to acceleration in certain circumstances), to cause us and International to purchase the shares for cash at a purchase price per share of $0.10, subject to certain adjustments (the “Put”).  The mortgage will be released upon our satisfaction of the Note and until such time will secure our obligations under the Note, the Put, and other obligations set forth in the documents executed with respect to the transaction. At September 30, 2012 and December 31, 2011, the Shares are presented as mezzanine equity. Since inception of Note, thru September 30, 2012, the Company has received an aggregate of $2,558,672 advanced against the Note (inclusive of the OID).  Since inception of the Note thru September 30, 2012, the Company has paid $189,844 of interest on the Note.  On September 30, 2012, the Company has the right to repurchase 144,945 Shares at a repurchase price of $145.  Additionally, the Investor may Put to the Company 1,938,388 Shares at an aggregate Put price of $193,839.  On September 30, 2012, the Note balance was $2,558,672 and accrued interest on the Note was $30,486.

(aq)
On December 28, 2011, the Company borrowed $100,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company also issued 10,000 shares of Class A common stock in connection with this loan.  On September 30, 2012, the Note balance was $100,000 and accrued interest on the Note was $7,589.

(ar)
On February 6, 2012, the Company borrowed $35,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On September 30, 2012, the Note balance was $35,000 and accrued interest on the Note was $2,272.

(as)
On February 7, 2012, the Company borrowed $20,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On September 30, 2012, the Note balance was $20,000 and accrued interest on the Note was $1,299.

(at)
On March 27, 2012, the Company borrowed $14,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  On September 30, 2012, the Note balance was $14,000 and accrued interest on the Note was $1,036.

(au)
On May 18, 2012, the lender referenced in Note 7(o), rolled an aggregate of $12,346, which included $11,663 of principal and $683 of accrued interest thru date of reissue.  The Company issued a Convertible Promissory Note evidencing this loan.  The Company issued 2,000 shares of Class A common stock in connection with this Note. This loan, plus interest at the rate of 10% per annum, is payable upon the earlier of (i) the Company pays in full the Convertible Note to include principal and accrued interest; or (ii) the note holder delivers to the Company a written notice to convert or request for payment.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.25 per share, based upon the fair market value during the period.  On September 30, 2012, the Note balance was $12,346 and accrued interest on the Note was $453.

(av)
On June 22, 2012, the Company borrowed $50,000 and issued a Convertible Promissory Note evidencing this loan.  This loan, plus interest at the rate of 10% per annum, is payable twelve months from the date of issue.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into shares of Class A common stock at a conversion price of $0.20 per share, based upon the fair market value during the period.  The Company issued 5,000 shares of Class A common stock in connection with this Note.  On September 30, 2012, the Note balance was $50,000 and accrued interest on the Note was $1,383.

(xx)
During the year ended December 31, 2011, we borrowed an aggregate of $145,000 against an established line of credit. This loan, plus interest accrued at the rate of 18% annum, is payable at the discretion of the Company during the term of the credit line, but shall be paid in full no later than June 1, 2012.  Subsequent to the maturity date, the Company is in discussions with the lender to convert the remaining principal into Class A common stock of the Company.  During the nine months ended September 30, 2012, we made payments of $75,000 principal and $5,000 accrued interest on this loan.  On September 30, 2012, the principal balance due on this line of credit was $35,000 and accrued interest was $2,132.

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

Common Stock

The Company’s capitalization authorized is 100,000,000 Class A common shares and 16,110,500 Class B common shares each class with a par value of $0.001 per share. As of September 30, 2012, the Company had 32,247,195 Class A common shares, 2,083,333 Class A common shares presented as mezzanine equity and 16,110,500 Class B common shares issued and outstanding.   A full description of our common stock is provided in the prelude to this Form 10-Q.

During July 2012, we issued 106,667 Class A common shares in connection with the sale of our common stock, at an agreed price of $0.15 per share, based upon fair market value for the period.

During July 2012, we issued 50,000 Class A common shares in connection with the sale of our common stock, at an agreed price of $0.10 per share, based upon fair market value for the period.

During July 2012, we issued 35,000 Class A common shares under the Company’s 2009 Stock Incentive Plan, at a price of $0.17 per share, based upon fair market value for the period.

During July 2012, we issued 650,000 Class A common shares in connection with the conversion of the principal and accrued interest of a related party note, as referenced in Note 7(d), at an agreed price of $0.07 per share, which was below fair market value at the time of conversion.

During August 2012, we issued 1,000,000 Class A common shares in connection with the sale of our common stock, at an agreed price of $0.10 per share, based upon fair market value for the period.

During August 2012, we issued 133,334 Class A common shares in connection with the sale of our common stock, at an agreed price of $0.15 per share, based upon fair market value for the period.

During August 2012, we issued 1,000 Class A common shares in connection with the extension of Convertible Notes referenced in Note 7(af) at a price of $0.10 per share, based upon fair market value for the period.

During August 2012, we issued an aggregate of 749,570 Class A common shares in connection with the conversion of Convertible Notes referenced in Note 7(w), 7(x), 7(y), 7(z), at a price of $0.10 per share, based upon fair market value for the period.

During August 2012, we issued 290,600 Class A common shares in connection with the conversion of a Convertible Note referenced in Note 7(aa), at a price of $0.10 per share, based upon fair market value for the period.

During September 2012, we issued 250,000 Class A common shares in connection with the sale of our common stock, at an agreed price of $0.10 per share, based upon fair market value for the period.

The Company believes all of the issuances of securities referred to in this Note were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leasing Arrangements

On March 31, 2010 the Company entered into a Lease Agreement with The Children’s Choice of New Jersey, Inc. to lease the premises located at 211 Benigno Blvd, Ste #211, Bellmawr, New Jersey.  The lease term commenced on April 1, 2010, and continues for thirteen months at a base lease rate of $1,209 per month.   At the end of the initial term, the company has the option to extend the terms of the lease for two additional twelve months periods at the base lease rate plus a maximum three percent increase.  On May 1, 2011, the lease was automatically extended thru April 30, 2013 at the base rate of $1,209 per month.  The Company paid $10,881 in base lease during the nine months ended September 30, 2012.

On December 1, 2009 the Company entered into an agreement to lease office space in Taipei, Taiwan with a term expiring on November 30, 2012.  During the lease term the Company shall pay a base lease rate of $198 (NT6000) per month for any period in which the Company occupies the premises.  The Company does not have a provision to renew the lease at the end of the initial lease term.

Future minimum rental payments under this operating lease are as follows:

Three months ending December 31,	2012	$4,023
Year ending December 31,	2013	4,836
		$8,859

Rent expense for leased facilities were $3,627 and $3,627 for the three months ended September 30, 2012 and 2011, respectively, and $10,881 and $15,881 for the nine months ended September 30, 2012 and 2011, respectively.

Contingencies

On or about March 28, 2012, an individual commenced an action against the Company and two of its executive officers in the state of South Carolina (Case No. 2012-CP-10-2139 (Court Of Common Pleas Ninth Judicial Circuit, County of Charleston, State of South Carolina)).  In the complaint, the Plaintiff demands actual, consequential and punitive damages in an unspecified amount in connection with consulting services allegedly performed in connection with certain financings.  On or about September 24, 2012, the Plaintiff’s Counsel withdrew as counsel in this case.  The Court ordered the counsel for the Plaintiff shall be relieved and the Plaintiff shall have 30 days to obtain new counsel or proceed pro se in the case.  The Company intends to assert an aggressive defense in this proceeding.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the period of January 1, 2012 to September 30, 2012, with the exception of the transactions described in Note 7(a), Note 7(d) and Note 7(v) of this report, the Company did not engage in the any related party transactions.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated its September 30, 2012 Quarterly Report on Form 10-Q for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements, except for the ones disclosed below.

On October 1, 2012, the Company formed a new wholly-owned subsidiary named IBI Leisure Group, LLC (“IBI Leisure”), a New Jersey LLC.  IBI Leisure is the professional services division of IB International.

On October 5, 2012, we issued 158,308 Class A common shares valued at $0.07 per share, based upon fair market value for the period, as payment in lieu of cash for $11,082 of accrued interest payable through this date on our loan referenced in Note 7(f).  Concurrent with the issue of shares, the Note holder signed an extension agreement that extends the maturity date until April 30, 2013.

On October 10, 2012, we sold 200,000 Class A common shares valued at $0.10 per share, based upon fair market value for the period, via the Company’s Securities Purchase Agreement, in the amount of $20,000.

On November 12, 2012, the holder of our Convertible Note referenced in Note 7(af), signed an extension agreement that amends the conversion price to $0.10 per share and extends the maturity date until February 2, 2013.  The Company issued 1,000 shares of Class A common stock in connection with this extension.

Subsequent to the balance sheet date, the Company received an aggregate of $154,269.21 in gross proceeds against our secured loan referenced in Note 7(ap).

On November 9, 2012, our senior secured promissory note,  referenced in Note 7(ap) of the Company Financial Statements included in this Report on 10-Q (the “Senior Note”), matured pursuant to its terms and as a result is due in full.  As of that date, the Company has been in default of if its obligations to satisfy the Senior Note.   The amount due at maturity was $2,754,398, inclusive of the principal amount outstanding and the interest accrued under the Senior Note through the maturity date.  The Company does not have the cash recourses available to make the payments required under the Senior Note.   We are in discussions with the lender to extend the maturity date, but cannot be assured we will reach an agreement with the lender.  If the maturity date of the Senior Note is not extended, the lender, at its option, may exercise various rights provided to it in the case of an Event of Default under the Senior Note, including, the right to foreclosure on the Company’s vessel, the mv Island Breeze, which is the Company’s only significant asset, and in such case the Company will likely not be able to continue as a going concern.

On November 15, 2012, Olympian Cruises, LLC ("Olympian"), our largest stockholder, transferred 11,540,500 shares of our Class A common stock to certain of its members in redemption of their membership interests in Olympian. We are advised that this transaction was effected by Olympian to satisfy requests and desires of the transferees to hold their interests in the shares of the Company's Class A common stock directly rather than indirectly through their ownership of membership interests in Olympian. Subsequent to the transfers, Olympian owned 2,349,000 shares of the Companies Class A common stock and 16,110,500 shares of the Company's Class B common.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis summarizes the significant factors affecting (1) our consolidated results of operations for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011, and (2) our liquidity and capital resources. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Report.

Principal Office

Our administrative office is located at 211 Benigno Blvd, Suite #201, Bellmawr, New Jersey, 08031. Our telephone number is 856-931-1505.

Other information

IB International has 50,441,028 shares outstanding on September 30, 2012 and 45,423,082 shares issued and outstanding on December 31, 2011. 16,110,500 of such shares are designated as Class B common shares and the holder has the right to cast ten votes for each share held of record on all matters submitted to a vote of holders of common stock.

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

DESCRIPTION OF THE PROPERTY

Plan of Operation

We have had no revenue and have no operations.  Our efforts since our inception have been focused on developing and operating entertainment day cruises.  We own one vessel, which we expect to substantially renovate and equip with gaming, restaurant and entertainment related equipment.     We continue to evaluate available ports in the United States, including those located in the states of Florida, South Carolina, and Texas.  We have also focused on international locations and we are evaluating port locations primarily in East Asia for the establishment of cruise operations, with a particular focus on home port locations in the Hong Kong Special Administrative Region of China.  Through its recently formed services subsidiary, IBI Leisure, the Company intends to offer professional services to the maritime, gaming, and food and beverage industries.

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

As of September 30, 2012, we had seven full-time employees and an additional one individual, who was an independent contractor, working for us either in his individual capacity or through a professional service company controlled by him. No employee is represented by a labor union.  We anticipate employing additional personnel as needed for the casino gaming floor, food and beverage outlets, terminal services, and the operations of the vessel and the Company.

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

Results of Operations

We are a development stage company.  Since inception, our efforts have been principally devoted to the acquisition and renovation of two vessels. From inception, September 27, 2006, to September 30, 2012, we have sustained accumulated losses of $11,988,424.  Included in the loss were general and administrative expenses, impairment expense of one of our previous owned vessels, loss from the sale of some of our equipment, a charge taken from the revaluation of a conversion option liability of a convertible note as discussed in Note 7(q), as well as professional fees not associated with the purchase and renovation of our vessels.

General and administrative expenses amounted to $163,262 for the three months ended September 30, 2012, compared to $126,917 for the three months ended September 30, 2011, an increase of $36,345. The increase in expenses is predominately due to the increase in costs associated with travel, professional service, employee salaries and employee benefits.

General and administrative expenses amounted to $552,423 for the nine months ended September 30, 2012, compared to $485,785 for the nine months ended September 30, 2011, an increase of $66,638. The increase in expenses is predominately due to the increase costs associated with travel, professional services, employee salaries and employee benefits.

Nonoperating expenses (excluding interest income) amounted to $260,999 for the three months ended September 30, 2012, compared to $18,091 for the three months ended September 30, 2011, an increase in the amount of $242,908.  The increase is primarily due to interest accrued on convertible and promissory notes payable during the three months ended September 30, 2012.

Nonoperating expenses (excluding interest income) amounted to $639,355 for the nine months ended September 30, 2012, compared to $75,808 for the nine months ended September 30, 2011, an increase in the amount of $563,547.  The increase is primarily due to interest accrued on convertible and promissory notes payable during the nine months ended September 30, 2012.

Balance Sheet Discussion

As of September 30, 2012 and December 31, 2011

As of September 30, 2012, our total assets were $12,874,457, total liabilities were $4,351,114 and shareholders’ equity was $8,315,010 compared to $11,621,461, $2,487,814 and $8,925,314, respectively, as of December 31, 2011.  Current assets at September 30, 2012 were $51,880 consisting of cash and cash equivalents of $45,656, other receivable of $1,600 and prepaid expenses of $4,624 compared to $222,812, $1,600 and $8,939, respectively, at December 31, 2011.  Included in total assets as of September 30, 2012 are property, and equipment, net of depreciation, of $4,819 and other assets of $12,817,758 consisting of the cost of vessel we have acquired and costs related to renovations of the vessel as well as gaming/entertainment equipment not in use, compared to $4,760 and $11,383,350, respectively, for the period ended December 31, 2011 with respect to these items.

As of September 30, 2012, our total liabilities and our current liabilities were $4,351,114, consisting of officer loans and notes payables and other loans in the amount of $2,539,493, accounts payable of $165,504, convertible notes payable of $1,215,800, accrued interest of $233,328, derivative liability of $0, accrued expenses of $161,989, and other short term liabilities of $35,000,  compared to total and current liabilities of $2,487,814, consisting of officer loans and notes payables and other loans in the amount of $706,417, accounts payable of $170,558, convertible notes payable of $1,191,631, accrued interest of $139,095, derivative liability of $21,486, and accrued expenses of $148,627, and other short term liabilities of $110,000, respectively for the period ended December 31, 2011.  The increase in our liabilities for the nine months ended September 30, 2012 compared to December 31, 2011 primarily resulted from an increase in our convertible notes and other loans payable.

The net cash used in our operating activities in the nine month period ended September 30, 2012 was $411,346, an increase of 174,093 from that used in the nine month period ended September 30, 2011, which net increase was affected primarily by an increase in our net loss for the period.

Net cash used in investment activities in the nine month period ended September 30, 2012 was $1,439,491, an increase of $1,163,016 from that used in the nine month period ended September 30, 2011, which net increase was affected primarily by purchase of equipment and services related to the renovation of the mv Island Breeze.

Net cash provided by financing activities in the nine month period ended September 30, 2012 was $1,673,681, compared to $496,000 from the nine month period ended September 30, 2012, consisting of proceeds from issuance of notes payable.

Cash and cash equivalents for the nine months ended September 30, 2012, decreased by $177,156, as compared to December 31, 2011.

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

We have funded our activities to date through capital contributions from our shareholders, short term loans, convertible notes and issuance of our common stock.  As of September 30, 2012, we had shareholders’ equity of $8,315,010, but little cash on hand.

Liquidity and Capital Resources

During the three months period ended September 30, 2012, the Company borrowed an aggregate of $304,745 on a promissory note referenced in Note 7(ap).

During the three months period ended September 30, 2012, the Company sold an aggregate of 1,540,001 Class A common shares, based upon fair market value for the period, for a total of $166,000.

During the nine months period ended September 30, 2012, the Company issued an aggregate of 1,690,170 Class A common shares in lieu of an aggregate of $149,685 in principal and accrued interest to the holders of the notes referenced in Notes 7(d), 7(w), 7(x), 7(y), 7(z) and 7(aa).

On November 9, 2012, our senior secured promissory note,  referenced in Note 7(ap) of the Company Financial Statements included in this Report on 10-Q (the “Senior Note”), matured pursuant to its terms and as a result is due in full.  As of that date, the Company has been in default of if its obligations to satisfy the Senior Note.   The amount due at maturity was $2,754,398, inclusive of the principal amount outstanding and the interest accrued under the Senior Note through the maturity date.  The Company does not have the cash recourses available to make the payments required under the Senior Note.   We are in discussions with the lender to extend the maturity date, but cannot be assured we will reach an agreement with the lender.  If the maturity date of the Senior Note is not extended, the lender, at its option, may exercise various rights provided to it in the case of an Event of Default under the Senior Note, including, the right to foreclosure on the Company’s vessel, the mv Island Breeze, which is the Company’s only significant asset, and in such case the Company will likely not be able to continue as a going concern.

The Company believes all of the issuances of securities referred to in this Note were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

As of September 30, 2012, the Company’s aggregate obligation, to include principal and accrued interest, under promissory notes due on or before September 30, 2013 is $4,107,799.  Of this amount, $1,440,680 is evidenced by promissory notes which are convertible into shares of our Class A Common Stock at the option of the holder.  $3,970,011 of our obligations under outstanding promissory notes will become due on or before December 31, 2012.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred net losses of $1,191,769 and $561,589 for the nine months ended September 30, 2012 and 2011, respectively and $11,988,424 from inception (September 27, 2006) through September 30, 2012. In addition, the Company’s current liabilities exceed its current assets by $4,299,234 as of September 30, 2012. These factors among others, including the Company’s current cash position, which was $45,656 as of September 30, 2012, indicate that the Company may be unable to continue as a going concern for a reasonable period of time absent the infusion of substantial additional capital.

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

Our Chief Executive Officer, and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer, and our Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.  There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting and therefore no corrective actions were taken.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about March 28, 2012, an individual commenced an action against the Company and two of its executive officers in the state of South Carolina (Case No. 2012-CP-10-2139 (Court Of Common Pleas Ninth Judicial Circuit, County of Charleston, State of South Carolina)).  In the complaint, the Plaintiff demands actual, consequential and punitive damages in an unspecified amount in connection with consulting services allegedly performed in connection with certain financings.  On or about September 24, 2012, the Plaintiff’s Counsel withdrew as counsel in this case.  The Court ordered the counsel for the Plaintiff shall be relieved and the Plaintiff shall have 30 days to obtain new counsel or proceed pro se in the case. The Company intends to assert an aggressive defense in this proceeding.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s capitalization authorized is 100,000,000 Class A common shares and 16,110,500 Class B common shares each class with a par value of $0.001 per share. As of September 30, 2012 the Company had 32,247,195 Class A common shares and 16,110,500 Class B common shares issued and outstanding.   A full description of our common stock is provided in the prelude to this Form 10-Q.

During July 2012, we issued 106,667 Class A common shares in connection with the sale of our common stock, at an agreed price of $0.15 per share, based upon fair market value for the period.

During July 2012, we issued 50,000 Class A common shares in connection with the sale of our common stock, at an agreed price of $0.10 per share, based upon fair market value for the period.

During July 2012, we issued 35,000 Class A common shares under the Company’s 2009 Stock Incentive Plan, at a price of $0.17 per share, based upon fair market value for the period.

During July 2012, we issued 650,000 Class A common shares in connection with the conversion of the principal and accrued interest of a related party note, as referenced in Note 7(d), at an agreed price of $0.07 per share, which was below fair market value at the time of conversion.

During August 2012, we issued 1,000,000 Class A common shares in connection with the sale of our common stock, at an agreed price of $0.10 per share, based upon fair market value for the period.

During August 2012, we issued 133,334 Class A common shares in connection with the sale of our common stock, at an agreed price of $0.15 per share, based upon fair market value for the period.

During August 2012, we issued 1,000 Class A common shares in connection with the extension of Convertible Notes referenced in Note 7(af) at a price of $0.10 per share, based upon fair market value for the period.

During August 2012, we issued an aggregate of 749,570 Class A common shares in connection with the conversion of Convertible Notes referenced in Note 7(w), 7(x), 7(y), 7(z), at a price of $0.10 per share, based upon fair market value for the period.

During August 2012, we issued 290,600 Class A common shares in connection with the conversion of a Convertible Note referenced in Note 7(aa), at a price of $0.10 per share, based upon fair market value for the period.

During September 2012, we issued 250,000 Class A common shares in connection with the sale of our common stock, at an agreed price of $0.10 per share, based upon fair market value for the period.

The Company believes all of the issuances of securities referred to in this Note were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On November 9, 2012, our senior secured promissory note,  referenced in Note 7(ap) of the Company Financial Statements included in this Report on 10-Q (the “Senior Note”), matured pursuant to its terms and as a result is due in full.  As of that date, the Company has been in default of if its obligations to satisfy the Senior Note.   The amount due at maturity was $2,754,398, inclusive of the principal amount outstanding and the interest accrued under the Senior Note through the maturity date.  The Company does not have the cash recourses available to make the payments required under the Senior Note.   We are in discussions with the lender to extend the maturity date, but cannot be assured we will reach an agreement with the lender.  If the maturity date of the Senior Note is not extended, the lender, at its option, may exercise various rights provided to it in the case of an Event of Default under the Senior Note, including, the right to foreclosure on the Company’s vessel, the mv Island Breeze, which is the Company’s only significant asset, and in such case the Company will likely not be able to continue as a going concern.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

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

ISLAND BREEZE INTERNATIONAL, INC.

Dated: November 15, 2012	By:	/s/ Bradley T. Prader
Bradley T. Prader
President and Chief Executive Officer

	By:	/s/ Steven G. Weismann
Steven G. Weismann
Chief Financial Officer